Form 10QSB
period 2001-10-31
ON THE GO HEALTHCARE INC
filed 2001-12-13
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB

                                (Mark One)
        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2001

                                   OR

       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

                      Commission File Number:

                        ON THE GO HEALTHCARE, INC.
         (Exact name of Registrant as specified in its Charter)


      DELAWARE                                   98-0231687
      (State or other jurisdiction of            (I.R.S. employer
      incorporation or organization)             identification number)


        85 Corstate Avenue, Unit #1 Concord, Ontario, Canada L4K 4Y2
                (Address of principal executive offices)

                                (905) 760-2987
           (Registrant's telephone number, including area code)

                                     None
                 (Former name, former address and former
                 fiscal year - if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]    No  [   ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,158,500 shares of Common Stock, par value $0.0001 per share were outstanding as of December 13,2001

                          ON THE GO HEALTHCARE, INC.

                                     INDEX

                                  FORM 10-QSB




                      PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

        Consolidated Balance Sheet as of October 31, 2001 (Unaudited).......F1
        Consolidated Statements of Operations and Comprehensive(loss)Income for the Three Months Ended October 31, 2001 and 2000
                (Unaudited).................................................F2
        Consolidated Statements of Cash Flows for the Three Months Ended
                October 31, 2001 and 2000 (Unaudited).......................F3
        Notes to Consolidated Financial Statements..........................F4


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................4


                        PART II - OTHER INFORMATION


Item 1. - Legal Proceedings..................................................7

Item 2. - Changes in Securities..............................................7

Item 3. - Defaults Upon Senior Securities....................................7

Item 4. - Submission of Matters to a Vote of Securities Holders.... .........7

Item 5. - Other Information..................................................7

Item 6. - Exhibits and Reports on Form 8-K...................................7

Signatures...................................................................8

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                         On the Go Healthcare, Inc.

                     Consolidated Financial Statements

         Three Months Ended October 31, 2001 and 2000 (Unaudited)








                                 Contents


Consolidated Financial Statements:

     Consolidated Balance Sheet as of October 31, 2001 (Unaudited)..........F1
     Consolidated Statements of Operations and Comprehensive (loss) Income for the Three Months Ended October 31, 2001 and 2000 (Unaudited).....F2
     Consolidated Statements of Cash Flows for the Three Months Ended
       October 31, 2001 and 2000 (Unaudited)................................F3
     Notes to Consolidated Financial Statements.............................F4

                             On the Go Healthcare, Inc.

                             Consolidated Balance Sheet

                            October 31, 2001 (Unaudited)



                                    Assets
Current assets:
   Accounts receivable                                               $    6,820
   Inventory                                                             43,407
   Prepaid expenses                                                       1,584
                                                                     ----------
Total current assets                                                     51,811
                                                                     ----------

Property and equipment, net of accumulated depreciation                  68,372
                                                                     ----------

Other assets:
   Deferred income taxes                                                106,355
   Deferred offering costs                                              158,565
   Capitalized web site development costs, net of accumulated
      amortization                                                       10,593
                                                                     ----------
Total other assets                                                      275,513
                                                                     ----------

                                                                     $  395,696
                                                                     ==========


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     63,818
   Accrued expenses, including related party of $17,425                 17,447
   Current portion of notes payable to related parties                  39,285
                                                                     ----------

Total current liabilities                                              120,550
                                                                     ----------

Notes payable to related parties, net of current portion                41,608
                                                                     ----------

Stockholders' equity:
   Common stock; $.0001 par value; 50,000,000 shares
      authorized; 17,858,500 issued and outstanding                      1,786
   Additional paid-in capital                                          455,906
   Accumulated other comprehensive loss                                (10,374)
   Accumulated deficit                                                (213,780)
                                                                     ----------
Total stockholders' equity                                             233,538
                                                                     ----------

                                                                     $ 395,696
                                                                     ==========





The accompanying notes are an integral part of the consolidated
financial statements.                                                       F1

                            On the Go Healthcare, Inc.

                    Consolidated Statements of Operations and

                     Comprehensive (loss) Income (Unaudited)




                                                         Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                        2001              2000
                                                       ------------------------

Sales                                                  $   12,863

Cost of sales                                               3,670   $    2,409
                                                       ------------------------

Gross profit (loss)                                         9,193       (2,409)

Selling, general and administrative expenses               53,415       15,825
                                                       ------------------------

Loss from operations                                      (44,222)     (18,234)

Other expense:
   Foreign currency exchange                                 (633)
                                                       ------------------------

Net loss before income taxes                              (44,855)     (18,234)

Income tax benefit                                        (17,943)      (7,293)
                                                       ------------------------
Other Comprehensive (loss) income:
   Foreign currency translation adjustment             $   (8,007)  $      862
                                                       ========================

Net loss                                               $  (26,912)  $  (10,941)
                                                       ========================

Net loss per common share                                   $(.00)       $(.00)
                                                       ========================

Weighted average number of common shares outstanding   17,858,500   16,000,000
                                                       ========================
















The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                            On the Go Healthcare, Inc.

                Consolidated Statements of Cash Flows (Unaudited)




                                                         Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                        2001              2000
                                                       ------------------------
Operating activities
  Net loss                                             $  (26,912)  $  (10,941)
                                                        ------------------------
  Adjustments to reconcile net loss to net cash used
    by operating activities:
       Depreciation and amortization                        7,898        2,071
       (Increase) decrease in:
          Accounts receivable                              (3,848)
          Inventory                                       (19,580)
          Deferred income taxes                           (18,618)      (7,293)
          Prepaid expenses                                                 533
       Increase (decrease) in:
          Accounts payable                                (15,480)         185
          Accrued expenses                                 17,551       (5,208)
          Income taxes payable                                            (238)
                                                       ------------------------
  Total adjustments                                       (32,077)      (9,950)
                                                       ------------------------
  Net cash used by operating activities                   (58,989)     (20,891)
                                                       ------------------------
Investing activities
  Acquisition of equipment                                              (6,195)
                                                       ------------------------
Financing activities
  Deferred offering costs                                  (9,794)     (48,963)
  Payments on loan payable to related party                             (1,338)
  Proceeds from loan payable to related party              39,568       77,395
                                                       ------------------------
  Net cash provided by financing activities                29,774       27,094
                                                       ------------------------
Effect of exchange rate changes on cash                      (703)

                                                       ------------------------
Net (decrease) increase in cash                           (29,918)           8

Cash at beginning of period                                29,918           (8)
                                                       ------------------------
Cash at end of period                                  $        0   $        0
                                                       ========================
Supplemental disclosures of cash flow information
  and noncash financing activities:
    Cash paid for income taxes                         $        0   $      238
                                                       ========================

During the three months ended October 31, 2001, the Company incurred $20,387 of payables in connection with deferred offering costs.


The accompanying notes are an integral part of the consolidated
financial statements.                                                       F3

                            On the Go Healthcare, Inc.

                      Notes to Consolidated Financial Statements

               Three Months Ended October 31, 2001 and 2000 (Unaudited)




1.      Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended October 31, 2001 and 2000,
(b) the financial position at October 31, 2001, and (c) cash flows for the three-month periods ended October 31, 2001 and 2000, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended July 31, 2001. The results of operations for the three-month period ended October 31, 2001 are not necessarily indicative of those to be expected for the entire year.


2.      Subsequent Event

Subsequent to October 31, 2001, the Company sold 300,000 shares of common stock for proceeds of $75,000 in connection with a public offering for the sale of up to 2,141,500 shares at a price of $.25 per share. The offering is not yet completed.


























                                                                            F4

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of operations

                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

This report contains statements that are not historical facts which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. The Company's results involve risks and uncertainties that could cause actual to differ from projected results.
Such statements address activities; events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance. We disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.


General

        We have a limited operating history and conduct our operations through our wholly owned subsidiary, International Mount, which manufactures and sells a line of home healthcare products targeting the home healthcare, medical, rehabilitation and long-term care markets under the brand name Healing Heat Sensation.

        On July 21, 2000, we acquired International Mount via a cash payment of $198 and the exchange of 16,000,000 shares of our common stock for all of the outstanding stock of International Mount. As both companies were under common control of Mr. Stuart Turk at the time of the merger, the transaction was accounted for at historical cost in a manner similar to that in pooling of interests accounting and our consolidated financial statements reflect the combined results of International Mount and us. Our fiscal year end is July 31.

        International Mount began its operations in August 1993. This gave International Mount the ability to initiate its operations in the market niches that we are currently exploiting today in the manufacture and sale of home healthcare products. As a whole, we have successfully used our market niches to obtain investment returns that we believe were and are available.


Results of Operations


Three-month periods ended October 31, 2001 and 2000 (unaudited)


Shipping and Handling Costs

        We record amounts billed to customers for shipping and handling as sales revenues. Costs we incur for shipping and handling are included in cost of sales.


Sales Discounts and Point-of-Sale Rebates

        We offer discounts and point-of-sale rebates to our customers on our products. The costs of these discounts and point-of-sale rebates are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue.

Revenues

        Revenues increased from Nil for the three-month period ended
October 31, 2000 to $12,863 for the three-month period ended October 31, 2001. The increase in revenues is mainly attributable to the resumption of sales after completing the re-engineering of our moulds and dies. To stay competitive, we felt it was necessary to stop production of our products for several months in order to convert our moulds and dies to reduce costs and increase our margin. We are still producing and selling the same products, however we are now doing so in a competitive and profitable manner. We are currently in the process of hiring full time sales people to focus on selling our products. We experienced an increase in our net loss of approximately $16,000 from approximately $11,000 for the three-month period ended October 31, 2000 to a net loss of approximately $27,000 for the three-month period ended October 31, 2001. Among the significant items impacting the 2001 results were increased consulting fees, salaries, advertising, and depreciation and amortization expenses, as discussed below.


Selling, General and Administrative Expenses

        Expenses increased by approximately 238% from $15,825 for the three-month period ended October 31, 2000 to $53,415 for the three-month period ended October 31, 2001. The increase can be mainly attributed to higher consulting fees, salaries, advertising, and depreciation and
amortization expenses.   Consulting fees were approximately $600 for the
three-month period ended October 31, 2001 as compared to approximately $0 of consulting fees incurred during the three-month period ended
October 31, 2000. The increase is due to expenses incurred for marketing and business plan development services paid to a consultant during the three-month period ended October 31, 2001. Salaries and wages were approximately $33,400 for the three-month period ended October 31, 2001 as compared to approximately $5,000 of salaries and wages during the three-month period ended October 31, 2000. The increase in salaries and wages is to due to the hiring of full time sales, marketing and manufacturing personnel. Advertising expenses were approximately $800 for the three-month period ended October 31, 2001 as compared to approximately $160 of advertising expenses during the three-month period ended
October 31, 2000. The increase in advertising expenses is due to printing catalogs and point of purchase advertising. Depreciation and amortization expense was approximately $7,900 for the three-month period ended
October 31, 2001 as compared to depreciation amortization expense of approximately $2,000 for the three-month period ended October 31, 2000. The increase in depreciation and amortization expense is due to us having more assets placed in service

Liquidity and Capital Resources

        Current assets totaled $51,811 at October 31, 2001, compared to $0 at October 31, 2000. The increase was attributable mainly to increased inventory levels of approximately $43,000 due to anticipated sales in the second quarter of 2002.

        Current liabilities of $120,550 at October 31, 2001 increased by $52,621 as compared with $67,929 of current liabilities at October 31, 2000. The increase was attributable to payables incurred for the purchase of inventory, equipment and legal and accounting services.

        For the three-month period ended October 31, 2001, we used $0 of cash for investing activities as compared to cash used by investing activities of $6,195 for the three-month period ended October 31, 2000. The decrease in cash used was due to the fact that we did not purchase any equipment for the three-month period ended October 31, 2001.

        For the three-month period ended October 31, 2001, we had cash provided by financing activities of $29,774, as compared to cash provided by financing activities of $27,094 for the three-month period ended
October 31, 2000. The slight increase in cash provided is due to fewer payments made on deferred offering costs


        Although no assurances can be given, we expect the primary sources of liquidity for us to be funds generated by operations. We believe that we have sufficient funds to fund our operations for a minimum of 12 months. Our short term operating requirements are between $5,000 and $6,000 per month to cover salaries, rent, gas, utilities and miscellaneous operating expenses. Although we do not have any material commitments for capital expenditures, we except to incur up to $170,000 of costs for developing tooling, moulds, dies, and machinery and up to $35,000 of costs to secure specialized inventory components. We can support our short term requirements by the sale of 25 to 35 pieces of product per day. Currently, we are selling 40 to 80 pieces of product per day and have a minimum of four months of inventory on hand in raw and finished goods. Therefore, management believes that we will have sufficient funds to cover our short term operating and capital requirements. Our long term operating requirements are between $20,000 and $30,000 to cover our operating expenses including increased expenses for sales and marketing and hiring of additional personnel. We do not expect to incur costs for developing tooling, Moulds, dies and machinery beyond the next twelve months. Funds to cover our long term requirements will be taken from funds generated from operations and proceeds from our public offering of 2,141,500 shares at a price of $.25 per share. Subsequent to October 31,2001, we sold 300,000 shares of common stock for proceeds of $75,000.

                             PART II - OTHER INFORMATION


Item 1 Legal Proceedings

Neither us nor our officers or directors are a party to any litigation affecting us or our assets or any of our subsidiaries. No such litigation has been threatened, or is known to be contemplated by any person.


Item 2. Changes in Securities and Use of Proceeds

On October 31, 2001 at 9:00am our Registration Statement became Effective. The Commission file number is 333-61538. We commenced our public offering on November 5, 2001 and subsequent to the reporting period we have sold 300,000 shares of common stock at a price of $.25 per share. The offering is not yet completed. The net proceeds to us for the 300,000 shares of common stock is $75,000 as no fees where paid in connection with the sale of our common stock.

There have been no changes in the Use of Proceeds



Item 3. Defaults Upon Senior Securities

            Inapplicable


Item 4. Submission of Matters to Vote of Security Holders

            None


Item 5. Other Information

            None


Item 6. Exhibits and Reports on Form 8-K

            None

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 ON THE GO HEALTHCARE, INC.


                                                 By:/s/ Stuart Turk
                                                 ----------------------------
                                                 Stuart Turk, President, CEO
                                                 Chairman and Director



Dated: December 13, 2001