Form 10QSB
period 2002-01-31
ON THE GO HEALTHCARE INC
filed 2002-03-14
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

                                    (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2002

                                        OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to __________

                              Commission File Number: 333-61538

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,238,500 shares of Common Stock, par value $0.0001 per share were outstanding as of March 13, 2002.

                            ON THE GO HEALTHCARE, INC.

                                      INDEX

                                   FORM 10-QSB




PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of January 31, 2002 (Unaudited)......F1
         Consolidated Statements of Operations and Comprehensive
          (loss) Income for the Three and Six Months Ended
          January 31, 2002 and 2001 (Unaudited).............................F2
         Consolidated Statements of Cash Flows for the Six Months Ended
          January 31, 2002 and 2001 (Unaudited).............................F3
         Notes to Consolidated Financial Statements.........................F4


Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................4


PART II - OTHER INFORMATION


Item 1. - Legal Proceedings..................................................7

Item 2. - Changes in Securities..............................................7

Item 3. - Defaults Upon Senior Securities....................................7

Item 4. - Submission of Matters to a Vote of Securities Holders..............7

Item 5. - Other Information - Change In Independent Accountants .............7

Item 6. - Exhibits and Reports on Form 8-K...................................7

Signatures...................................................................8

                          PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            On the Go Healthcare, Inc.

                          Consolidated Financial Statements

              Six Months Ended January 31, 2002 and 2001 (Unaudited)








Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of January 31, 2002 (Unaudited).......F1
        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Six Months Ended January 31, 2002
          and 2001 (Unaudited)..............................................F2
        Consolidated Statements of Cash Flows for the Six Months Ended
                January 31, 2002 and 2001 (Unaudited).......................F3
        Notes to Consolidated Financial Statements..........................F4

                            On the Go Healthcare, Inc.

                            Consolidated Balance Sheet

                           January 31, 2002 (Unaudited)



Assets
Current assets:
        Accounts receivable                                          $ 20,873
        Inventory                                                      45,743
        Prepaid expenses                                                1,571
                                                                     --------
Total current assets                                                   68,187
                                                                     --------

Property and equipment, net of accumulated depreciation                62,557
                                                                     --------

Other assets:
        Deferred income taxes                                         105,467
        Capitalized web site development costs, net of accumulated
                amortization                                            8,403
                                                                     --------
Total other assets                                                    113,870
                                                                     --------

                                                                     $244,614
                                                                     ========

Liabilities and Stockholders' Equity
Current liabilities:
        Bank indebtedness                                            $ 13,463
        Accounts payable and Accrued expenses, including related
          party of $36,000                                             72,993
        Current portion of notes payable to related parties            48,801
                                                                     --------
Total current liabilities                                             135,257
                                                                     --------

Stockholders' equity:
        Common stock; $.0001 par value; 50,000,000 shares
                authorized; 18,238,500 issued and outstanding           1,824
        Additional paid-in capital                                    393,647
        Accumulated other comprehensive loss                          (12,225)
        Accumulated deficit                                          (273,889)
                                                                     --------
Total stockholders' equity                                            109,357
                                                                     --------

                                                                     $244,614
                                                                     ========







The accompanying notes are an integral part of the consolidated
financial statements.                                                       F1

                            On the Go Healthcare, Inc.

                     Consolidated Statements of Operations and

                      Comprehensive (loss) Income (Unaudited)



                                    Three Months Ended       Six Months Ended
                                         January 31,            January 31,
                                   --------------------------------------------
                                      2002        2001        2002        2001
                                   --------------------------------------------


Sales                              $12,880    $  2,983     $25,110    $  2,983

Cost of sales                        3,957         363       7,627    $    363
                                   --------------------------------------------

Gross profit (loss)                  8,923       2,620      17,483       2,620

Selling, general and administrative
    expenses                        69,032      46,725     122,446      64,596
                                   --------------------------------------------

Net loss before income taxes       (60,109)    (44,105)   (104,963)    (61,976)

Income tax benefit                       0           0      17,941           0
                                   --------------------------------------------
Net loss before foreign
currency translation adjustment    (60,109)    (44,105)    (87,022)    (61,976)

Other Comprehensive (loss) income:
   Foreign currency translation
   adjustment                     $ (1,851)   $      0    $ (9,858)   $ (6,961)
                                 ==============================================

Net loss                          $(61,960)   $(44,105)   $(96,880)   $(68,937)
                                 ==============================================

Net loss per common share         $   (.00)   $   (.00)   $   (.00)   $   (.00)
                                 ==============================================

Weighted average number of
common shares outstanding        18,121,833  16,000,000  17,990,167  16,000,000
                                 ==============================================













The accompanying notes are an integral part of the consolidated
financial statements.                                                       F2

                            On the Go Healthcare, Inc.

                 Consolidated Statements of Cash Flows (Unaudited)


                                                              Six Months Ended
                                                                 January 31,
                                                            -------------------
                                                                2002      2001
                                                            -------------------

Operating activities
        Net loss                                            $(87,022) $(61,976)
                                                            -------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Depreciation and amortization                     15,249     8,426
           (Increase) decrease in:
               Accounts receivable                           (17,970)        0
               Inventory                                     (22,281)   (7,008)
               Deferred income taxes                         (18,618)
               Prepaid expenses                                    0    (1,821)
            Increase (decrease) in:
               Accounts payable and Accrued expenses          (5,528)   (3,640)
                                                            -------------------
        Total adjustments                                    (49,148)   (4,043)
                                                            -------------------
        Net cash used by operating activities               (136,170)  (66,019)
                                                            -------------------
Investing activities
        Acquisition of equipment                                   0   (17,293)
                                                            -------------------
Financing activities
        Deferred offering costs                               (9,794)  (42,126)
        Increase in bank indebtedness                         13,474         0
        Proceeds on sale of capital stock                     95,148   322,457
        Proceeds from loan payable to related party           39,568         0
        Payments on loan payable to related party            (31,443)     (769)
                                                            -------------------
        Net cash provided by financing activities            106,953   279,562
                                                            -------------------

Effect of exchange rate changes on cash                         (701)   (7,282)
                                                            -------------------

Net (decrease) increase in cash                              (29,918)  188,968

Cash at beginning of period                                   29,918         0
                                                            -------------------

Cash at end of period                                       $      0  $188,968
                                                            ===================
Supplemental disclosures of cash flow information and noncash financing activities:
        Cash paid for income taxes                          $      0  $    237
                                                            ===================

The deferred offering costs have been applied against funds raised on the issue of additional common stock during the quarter ended January 31, 2002. The excess of costs over the proceeds has been charged against additional paid in capital.



The accompanying notes are an integral part of the consolidated
financial statements.                                                       F3

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Six Months Ended January 31, 2002 and 2001 (Unaudited)




1.      Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six-month periods ended January 31, 2002 and 2001,
(b) the financial position at January 31, 2002, and (c) cash flows for the six-month periods ended January 31, 2002 and 2001, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended July 31, 2001. The results of operations for the six-month period ended January 31, 2002 are not necessarily indicative of those to be expected for the entire year.

2.      Subsequent Event

Subsequent to January 31, 2002 we extended our public offering by 60 days to April 15, 2002.























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

Results of Operations

Three-month periods ended January 31, 2002 and 2001 (unaudited)

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

Revenues

        Revenues increased from $2,983 for the three-month period ended January 31, 2001 to $12,880 for the three-month period ended January 31, 2002. The increase in revenues is mainly attributable to the resumption of sales after completing the re-engineering of our moulds and dies. To stay competitive, we felt it was necessary to stop production of our products for several months in order to convert our moulds and dies to reduce costs and increase our margin. We are still producing and selling the same products, however we are now doing so in a competitive and profitable manner. We are currently in the process of hiring full time sales people to focus on selling our products. We experienced an increase in our net loss of approximately $16,000 from approximately $44,000 for the three-month period ended
January 31, 2001 to a net loss of approximately $60,000 for the three-month period ended January 31, 2002. Among the significant items impacting the 2002 results were increased consulting fees and salaries, as discussed below.

Selling, General and Administrative Expenses

        Expenses increased by approximately 48% from $46,725 for the three-month period ended January 31, 2001 to $69,032 for the three-month period ended January 31, 2002. The increase can be mainly attributed to higher consulting fees and salaries. Consulting fees were approximately $2,500 for the three-month period ended January 31, 2002 as compared to $0 of consulting fees incurred during the three-month period ended
January 31, 2001. The increase is due to expenses incurred for marketing development paid to a consultant during the three-month period ended
January 31, 2002. Salaries and wages were approximately $34,000 for the three-month period ended January 31, 2002 as compared to approximately $9,200 of salaries and wages during the three-month period ended January 31, 2001. The increase in salaries and wages is to due to the hiring of full time sales, marketing and manufacturing personnel.


Six-month periods ended January 31, 2002 and 2001 (unaudited)


Revenues

        Revenues increased from $2,983 for the six-month period ended January 31, 2001 to $25,110 for the six-month period ended January 31, 2002. The increase in revenues is mainly attributable to the resumption of sales after completing the re-engineering of our moulds and dies. To stay competitive, we felt it was necessary to stop production of our products for several months in order to convert our moulds and dies to reduce costs and increase our margin. We are still producing and selling the same products, however we are now doing so in a competitive and profitable manner. We are currently in the process of hiring full time sales people to focus on selling our products. We experienced an increase in our net loss of approximately $16,000 from approximately $62,000 for the six-month period ended January 31, 2001 to a net loss of approximately $87,000 for the six-month period ended January 31, 2002. Among the significant items impacting the 2002 results were increased salaries, as discussed below.

Selling, General and Administrative Expenses

        Expenses increased by approximately 90% from $64,596 for the six-month period ended January 31, 2001 to $122,446 for the six-month period ended January 31, 2002. The increase can be mainly attributed to higher salaries expenses. Salaries and wages were approximately $66,250 for the six-month period ended January 31, 2002 as compared to approximately $13,125 of salaries and wages during the six-month period ended January 31, 2001. The increase in salaries and wages is to due to the hiring of full time sales, marketing and manufacturing personnel.


Liquidity and Capital Resources

        Current assets totaled $68,187 at January 31, 2002, compared to $59,370 at July 31, 2001. The increase was attributable mainly to increased inventory levels of approximately $21,000 due to anticipated sales in the third quarter of 2002.

        Current liabilities of $135,257 at January 31, 2002 increased by $74,433 as compared with $60,824 of current liabilities at July 31, 2001. The increase was attributable to payables incurred for the purchase of inventory and accrued management salary and the terms of the long term loan being repayable within the next 12 months


        For the six-month period ended January 31, 2002, we used $0 of cash for investing activities as compared to cash used by investing activities of $17,293 for the six-month period ended January 31, 2001. The decrease in cash used was due to the fact that we did not purchase any equipment for the six-month period ended January 31, 2002.

        For the six-month period ended January 31, 2002, we had cash provided by financing activities of $77,179, as compared to cash provided by financing activities of $279,562 for the six-month period ended January 31, 2001. The primary source of financing has been the issuance of stock, which was $322,457 in the six months ended January 31, 2001 as compared to $95,148 in the six-month period ended January 31, 2002.


        Although no assurances can be given, we expect the primary sources of liquidity for us to be funds generated by operations. We believe that we have sufficient funds to fund our operations for a minimum of 12 months. Our short term operating requirements are between $5,000 and $6,000 per month to cover salaries, rent, gas, utilities and miscellaneous operating expenses. Although we do not have any material commitments for capital expenditures, we except to incur up to $170,000 of costs for developing tooling, moulds, dies, and machinery and up to $35,000 of costs to secure specialized inventory components. We can support our short term requirements by the sale of 25 to 35 pieces of product per day. Currently, we are selling 40 to 80 pieces of product per day and have a minimum of four months of inventory on hand in raw and finished goods. Therefore, management believes that we will have sufficient funds to cover our short term operating and capital requirements. Our long term operating requirements are between $20,000 and $30,000 to cover our operating expenses including increased expenses for sales and marketing and hiring of additional personnel. We do not expect to incur costs for developing tooling, Moulds, dies and machinery beyond the next twelve months. Funds to cover our long term requirements will be taken from funds generated from operations and proceeds from our public offering of 2,141,500 shares at a price of $.25 per share. Subsequent to January 31,2002, we have extended our public offering by 60 days to April 15, 2002

                           PART II - OTHER INFORMATION


Item 1 Legal Proceedings

Neither us nor our officers or directors are a party to any litigation affecting us or our assets or any of our subsidiaries. No such litigation has been threatened, or is known to be contemplated by any person.


Item 2. Changes in Securities and Use of Proceeds

Subsequent to January 31, 2002, we have extended our public offering by 60 days to April 15, 2002


Item 3. Defaults Upon Senior Securities

        Inapplicable


Item 4. Submission of Matters to Vote of Security Holders

                None


Item 5. Other Information

            Change In Independent Accountants.

        Effective March 9, 2002 we have engaged Rosenberg Smith & Partners C.A. as our independent auditors for the year ending July 31, 2002 to replace the firm of Pender Newkirk & Company, C.P.A., which was dismissed as our auditors effective March 9, 2002. The decision to change auditors was approved by our Board of Directors. The reports of Pender, Newkirk & Company, on our consolidated financial statements from July 21, 2000 (inception) to July 31, 2001, did not contain an adverse opinion or a disclaimer of opinion not qualified as to uncertainty, audit scope or accounting principles. There were no disagreements with Pender, Newkirk & Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures in connection with the audits of our consolidated financial statement for the two years ended July 31, 2000 and July 31, 2001 or with regard to our most recent 10-QSB filed December 13, 2001.

        During our last two most recent fiscal years and the subsequent interim period to date hereof, we have not consulted with Rosenberg Smith &
Partners C.A. on items, which concerned the application of accounting principles to a specified transaction, whether complete or proposed, nor on any subject matter of a disagreement or reportable event with Pender Newkirk
& Company, C.P.A.



Item 6. Exhibits and Reports on Form 8-K


Exhibit 16.1 - Letter from Pender Newkirk & Company,C.P.A. Dated March 12, 2002

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



Dated: March 14, 2002