Form 10QSB/A
period 2002-01-31
ON THE GO HEALTHCARE INC
filed 2002-04-02
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

                                   Amendment No.1


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

Subsequent to January 31, 2002, we have extended our public offering by 60 days to April 15, 2002


Item 3. Defaults Upon Senior Securities

        Inapplicable


Item 4. Submission of Matters to Vote of Security Holders

                None


Item 5. Other Information

            Change In Independent Accountants.


        Effective March 9, 2002 we have engaged Rosenberg Smith & Partners C.A. as our independent auditors for the year ending July 31, 2002 to replace the firm of Pender Newkirk & Company, C.P.A., which was dismissed as our auditors effective March 9, 2002. The decision to change auditors was approved by our Board of Directors. The reports of Pender, Newkirk & Company, on our consolidated financial statements from July 21, 2000 (inception) to July 31, 2001, did not contain an adverse opinion or a disclaimer of opinion not qualified as to uncertainty, audit scope or accounting principles. There were no disagreements with Pender, Newkirk & Company from July 21, 2000 (inception) to March 9, 2002 (dismissal date) on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures in connection with the audits of our consolidated financial statement for the two years ended July 31, 2000 and July 31, 2001 or with regard to our most recent 10-QSB filed December 13, 2001.



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


Exhibit 16.1 - Letter from Pender Newkirk & Company,C.P.A. Dated April 2, 2002

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



Dated: April 2, 2002