Form 10QSB
period 2002-04-30
ON THE GO HEALTHCARE INC
filed 2002-06-11
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

                                    (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,238,500 shares of Common Stock, par value $0.0001 per share were outstanding as of June 7, 2002.

                            ON THE GO HEALTHCARE, INC.

                                      INDEX

                                   FORM 10-QSB




PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of April 30, 2002 (Unaudited)........F1
         Consolidated Statements of Operations and Comprehensive
          (loss) Income for the Three and Nine Months Ended
           April 30, 2002 and 2001 (Unaudited)..............................F2
         Consolidated Statements of Cash Flows for the Nine Months Ended
           April 30, 2002 and 2001 (Unaudited)..............................F3
         Notes to Consolidated Financial Statements.........................F4


Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................4


PART II - OTHER INFORMATION


Item 1. - Legal Proceedings..................................................8

Item 2. - Changes in Securities..............................................8

Item 3. - Defaults Upon Senior Securities....................................8

Item 4. - Submission of Matters to a Vote of Securities Holders..............8

Item 5. - Other Information .................................................8

Item 6. - Exhibits and Reports on Form 8-K...................................8

Signatures...................................................................9

                          PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            On the Go Healthcare, Inc.

                          Consolidated Financial Statements

              Nine Months Ended April 30, 2002 and 2001 (Unaudited)








Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of April 30, 2002 (Unaudited).........F1
        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Nine Months Ended April 30, 2002
          and 2001 (Unaudited)..............................................F2
        Consolidated Statements of Cash Flows for the Nine Months Ended
                April 30, 2002 and 2001 (Unaudited).........................F3
        Notes to Consolidated Financial Statements..........................F4

                            On the Go Healthcare, Inc.

                            Consolidated Balance Sheet

                            April 30, 2002 (Unaudited)



Assets
Current assets:
        Accounts receivable                                          $  9,425
        Inventory                                                      49,224
        Prepaid expenses                                                1,594
                                                                     --------
Total current assets                                                   60,243
                                                                     --------

Property and equipment, net of accumulated depreciation                58,731
                                                                     --------

Other assets:
        Deferred income taxes                                         107,040
        Capitalized web site development costs, net of accumulated
                amortization                                            6,397
                                                                     --------
Total other assets                                                    113,437
                                                                     --------

                                                                     $232,411
                                                                     ========

Liabilities and Stockholders' Equity
Current liabilities:
        Bank indebtedness                                            $ 12,845
        Accounts payable and Accrued expenses, including related
          party of $36,669                                             69,352
        Current portion of notes payable to related parties            49,529
                                                                     --------
Total current liabilities                                             131,726
                                                                     --------

Stockholders' equity:
        Common stock; $.0001 par value; 50,000,000 shares
                authorized; 18,238,500 issued and outstanding           1,824
        Additional paid-in capital                                    393,647
        Accumulated other comprehensive loss                          (10,726)
        Accumulated deficit                                          (284,060)
                                                                     --------
Total stockholders' equity                                            100,685
                                                                     --------

                                                                     $232,411
                                                                     ========







The accompanying notes are an integral part of the consolidated
financial statements.                                                       F1

                            On the Go Healthcare, Inc.

                     Consolidated Statements of Operations and

                      Comprehensive (loss) Income (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                         April 30,                April 30,
                                   --------------------------------------------
                                      2002        2001        2002        2001
                                   --------------------------------------------


Sales                              $29,698    $  2,405     $54,808    $  5,388

Cost of sales                       12,944         725      20,571    $  1,088
                                   --------------------------------------------

Gross profit (loss)                 16,754       1,680      34,237       4,300

Selling, general and administrative
    expenses                        31,268      84,653     153,714     149,249
                                   --------------------------------------------

Net loss before income taxes       (14,514)    (82,973)   (119,477)   (144,949)

Income tax benefit                   4,343      57,979      22,284      57,979
                                   --------------------------------------------

Net loss                          $(10,171)   $(24,994)   $(97,193)   $(86,970)
                                 ==============================================

Net loss per common share         $   (.00)   $   (.00)   $   (.01)   $   (.01)
                                 ==============================================

Weighted average number of
common shares outstanding        18,238,500  17,573,657  18,072,945  16,725,337
                                 ==============================================













The accompanying notes are an integral part of the consolidated
financial statements.                                                       F2

                            On the Go Healthcare, Inc.

                 Consolidated Statements of Cash Flows (Unaudited)


                                                              Nine Months Ended
                                                                  April 30,
                                                            -------------------
                                                                2002      2001
                                                            -------------------

Operating activities
        Net loss                                            $(97,193) $(86,970)
                                                            -------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Depreciation and amortization                     22,053    13,760
           (Increase) decrease in:
               Accounts receivable                            (6,361)        0
               Inventory                                     (25,043)   (7,848)
               Deferred income taxes                         (18,618)  (57,980)
               Prepaid expenses                                    0    (2,149)
            Increase (decrease) in:
               Accounts payable and Accrued expenses         (10,198)   16,616
               Income taxes payable                                0    (1,354)
                                                            -------------------
        Total adjustments                                    (38,167)  (38,955)
                                                            -------------------
        Net cash used by operating activities               (135,360) (125,925)
                                                            -------------------
Investing activities
        Acquisition of equipment                                   0   (56,277)
        Acquisition of website development costs                   0   (17,799)
                                                            -------------------
        Net cash used by investing activities                      0   (74,076)
                                                            -------------------
Financing activities
        Deferred offering costs                               (9,794)  (73,807)
        Increase in bank indebtedness                         12,666         0
        Proceeds on sale of capital stock                     95,148   464,625
        Proceeds from notes payable to related party          39,568         0
        Payment on note payable to related party             (31,443)     (769)
                                                            -------------------
        Net cash provided by financing activities            106,145   390,049
                                                            -------------------

Effect of exchange rate changes on cash                         (703)   (4,994)
                                                            -------------------

Net (decrease) increase in cash                              (29,918)  185,054

Cash at beginning of period                                   29,918         0
                                                            -------------------

Cash at end of period                                       $      0  $185,054
                                                            ===================
Supplemental disclosures of cash flow information and noncash financing activities:
        Cash paid (refunded)for income taxes                $ (4,343) $  1,353
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



The accompanying notes are an integral part of the consolidated
financial statements.                                                       F3

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Nine Months Ended April 30, 2002 and 2001 (Unaudited)




1.      Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the Nine-month periods ended April 30, 2002 and 2001,
(b) the financial position at April 30, 2002, and (c) cash flows for the Nine-month periods ended April 30, 2002 and 2001, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended July 31, 2001. The results of operations for the Nine-month period ended April 30, 2002 are not necessarily indicative of those to be expected for the entire year.
























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


Critical Accounting Policies and Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Consolidated Financial
Statements:

        The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of shipment. Sales are reflected net of discounts and returns.

        The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

        Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions, inventories are written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

        Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

        Loss contingencies arise in the ordinary course of business. In determining loss contingencies, we evaluate the likelihood of the loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of such loss. We accrue for an estimated loss contingency when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.


Results of Operations

Three-month periods ended April 30, 2002 and 2001 (unaudited)


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

Revenues

        Revenues increased from $2,405 for the three-month period ended
April 30, 2001 to $29,698 for the three-month period ended April 30, 2002.
The increase in revenues is mainly attributable to the resumption of sales after completing the re-engineering of our moulds and dies. To stay competitive, we felt it was necessary to stop production of our products for several months in order to convert our moulds and dies to reduce costs and increase our margin. We are still producing and selling the same products, however we are now doing so in a competitive and profitable manner. We are currently in the process of hiring full time sales people to focus on selling our products. We experienced a decrease in our net loss of approximately $15,000 from approximately $25,000 for the three-month period ended
April 30, 2001 to a net loss of approximately $10,000 for the three-month period ended April 30, 2002. Among the significant items impacting the 2002 results were increased sales volume and reduced consulting fees, as discussed below.


Selling, General and Administrative Expenses

        Expenses decreased by approximately 63% from $84,653 for the three-month period ended April 30, 2001 to $31,268 for the three-month period ended April 30, 2002. The decrease can be mainly attributed to the decrease in consulting fees.


Nine month periods ended April 30, 2002 and 2001 (unaudited)


Revenues

        Revenues increased from $5,388 for the nine-month period ended
April 30, 2001 to $54,808 for the nine-month period ended April 30, 2002.
The increase in revenues is mainly attributable to the resumption of sales after completing the re-engineering of our moulds and dies. To stay competitive, we felt it was necessary to stop production of our products for several months in order to convert our moulds and dies to reduce costs and increase our margin. We are still producing and selling the same products, however we are now doing so in a competitive and profitable manner. We are currently in the process of hiring full time sales people to focus on selling our products. We experienced an increase in our net loss of approximately $10,000 from approximately $87,000 for the nine-month period ended
April 30, 2001 to a net loss of approximately $97,000 for the nine-month period ended April 30, 2002. Among the significant items impacting the 2002 results were increased salaries in the previous quarter.


Selling, General and Administrative Expenses

        Expenses increased by approximately 3% from $149,249 for the nine-month period ended April 30, 2001 to $153,714 for the nine-month period ended April 30, 2002. The increase can be mainly attributed to higher salaries expenses in the previous quarter. The increase in salaries and wages was due to the hiring of full time sales, marketing and manufacturing personnel.

Liquidity and Capital Resources

        Current assets totaled $60,243 at April 30, 2002 substantially the same level as compared to $59,370 at July 31, 2001.

        Current liabilities of $131,726 at April 30, 2002 increased by approximately $28,000 as compared with $103,742 at July 31, 2001. The increase was attributable to payables incurred for the purchase of inventory and accrued salary costs.

        For the nine-month period ended April 30, 2002, we used $0 of cash for investing activities as compared to cash used by investing activities of $74,076 for the nine-month period ended April 30, 2001. The decrease in cash used was due to the fact that we did not purchase any equipment for the nine-month period ended April 30, 2002.

        For the nine-month period ended April 30, 2002, we had cash provided by financing activities of $106,145, as compared to cash provided by financing activities of $390,049 for the nine-month period ended April 30, 2001. The primary source of financing has been the issuance of stock which was $464,625 in the nine months ended April 30, 2001 as compared to $95,148 in the nine month period ended April 30, 2002.

        Although no assurances can be given, we expect the primary sources of liquidity for us to be funds generated by operations. We believe that we have sufficient funds to fund our operations for a minimum of 12 months. Our short term operating requirements are between $5,000 and $6,000 per month to cover salaries, rent, gas, utilities and miscellaneous operating expenses. Although we do not have any material commitments for capital expenditures, we expect to incur up to $170,000 of costs for developing tooling, moulds, dies, and machinery and up to $35,000 of costs to secure specialized inventory components. We can support our short term requirements by the sale of 25 to 35 pieces of product per day. Currently, we are selling 40 to 80 pieces of product per day and have a minimum of four months of inventory on hand in raw and finished goods. Therefore, management believes that we will have sufficient funds to cover our short term operating and capital requirements. Our long term operating requirements are between $20,000 and $30,000 to cover our operating expenses including increased expenses for sales and marketing and hiring of additional personnel. We do not expect to incur costs for developing tooling, moulds, dies and machinery beyond the next twelve months. Funds to cover our long term requirements will be taken from funds generated from operations.

                           PART II - OTHER INFORMATION


Item 1 Legal Proceedings

Neither us nor our officers or directors are a party to any litigation affecting us or our assets or any of our subsidiaries. No such litigation has been threatened, or is known to be contemplated by any person.


Item 2. Changes in Securities and Use of Proceeds

                None


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



Dated: June 11, 2002