Form 10KSB
period 2002-07-31
ON THE GO HEALTHCARE INC
filed 2002-10-21
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                      for the year ended July 31, 2002

                                       OR

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          for the transition period from ___________ to ___________ .

                         Commission File Number: 333-61538

                            ON THE GO HEALTHCARE, INC..
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                         98-0231687
             --------                                         ----------
   (State or Other Jurisdiction                            (I.R.S. Employer
  Incorporation or Organization)                        Identification Number)

         85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

  Registrant's telephone number, including area code: (905) 760-2987

  Securities Registered Pursuant to Section 12(b) of the Act:        None

  Securities Registered Pursuant to Section 12(g) of the Act:        None

                                                        Name of Each Exchange
            Title of Each Class                          on which Registered
            -------------------                         ---------------------
 Common Stock, par value $0.0001 per share                      None

We generated $ 75,993 of gross revenues for the fiscal year ended July 31, 2002 As of October 7, 2002, 29,613,500 shares of our Common Stock were outstanding, at a par value of $0.0001 per share.

                           ON THE GO HEALTHCARE, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED JULY 31, 2002

                                TABLE OF CONTENTS
PART I                                                                     PAGE

Item 1     Description of Business                                            3
Item 2     Properties                                                         7
Item 3     Legal Proceedings                                                  7
Item 4     Submission of Matters to a Vote of Security Holders                7

PART II

Item 5     Market For Common Equity and Related Stockholder Matters           8
Item 6     Management's Discussion and Analysis or Plan of Operation          8
Item 7     Financial Statements and Supplementary Data                       11
Item 8     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              11

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons      11
Item 10    Executive Compensation                                            13
Item 11    Security Ownership of Certain beneficial Owners and Management    13
Item 12    Certain Relationships and Related Transactions                    14
Item 13    Exhibits and Reports on Form 8-K                                  14
           Signatures                                                        15
           Financial Statements                                        F1 - F14

PART I

ITEM 1. DESCRIPTION OF BUSINESS


                          DESCRIPTION OF BUSINESS


Immediately upon our formation on July 21, 2000, we acquired International Mount Company Limited, a private corporation owned and operated by Stuart Turk. International Mount shareholders received 16,000,000 shares of our common stock and a cash payment of $198 in exchange for all the issued and outstanding shares of International Mount's common stock, pursuant to a Share Exchange Agreement. We conduct business directly and through our International Mount subsidiary.


On The Go


        On The Go manufactures and markets the following products:

* Pill Carrying Case: The product is a protective convenient carrying case for pills with four (4) individual compartments and secured closure for discrete and easy storage.

* Condom Carrying Case: The product is a protective convenient carrying case that holds up to three (3) Condoms with secure closure for discrete and easy storage.

* Tampon Carrying Case: The product is a protective convenient carrying case that holds two (2) tampons with secure closure for discrete and easy storage.

        All On The Go cases are available with textured surface and made of one piece hinged polypropylene plastic for strength and durability.


Healing Heat Sensation


        Healing Heat Sensation ("HHS") is a registered division of International Mount. We manufacture, market and distribute a range of healthcare products under the HHS brand name. HHS products are marketed to distributors and other consumers, principally hospitals, nursing homes, physicians, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalogue companies, pharmacies, home-shopping related businesses and certain governmental agencies.

        Product lines marketed by HHS include therapeutic heat pack products for the acute care, long-term care and consumer markets. HHS also sells heat packs through a distribution/dealer network, which includes cart/kiosk retailing programs located in consumer outlets. HHS's principal product, Healing Heat Sensation, is not a new invention. However, prior to 1990 it was sold primarily as a novelty and hand warmer. HHS's approach is to focus primarily on the therapeutic aspects of the products.


Current Product Offerings Include:


* Large  8"X18" Reusable / Portable Heat Pack
* Medium 8"X8"  Reusable / Portable Heat Pack
* Small  4"X10" Reusable / Portable Heat Pack
* Mini   3"X4"  Reusable / Portable Heat Pack


How Healing Heat Sensation Packs Work

        As the Healing Heat Sensation packs change from a resting to a heat generating state there is an element of visible sensationalism that the product undergoes. Simple flexing of the metal disk contained within the pack starts a crystallization process of the pack contents. The consumer can see this process very vividly as they watch the pack crystallize.

        The Healing Heat Sensation pack contains a solution of sodium acetate and water. Sodium acetate is good for super cooling. It freezes at 130 degrees Fahrenheit or 54 degrees Centigrade, but it exists as a liquid at a much lower temperature and is extremely stable. Clicking the disk forces a few molecules to change to a solid state, and the rest of the liquid then rushes to solidify as well. The temperature of the solidifying liquid jumps up to 130 degrees Fahrenheit in the process, while maintaining its flexibility.

        When you boil the crystallized pack you melt it back to the liquid state. Every crystal must be completely melted or the liquid will quickly re-solidify. You can repeat this cycle forever theoretically, just as you can freeze and melt water as many times as you like. There are no consumables involved in the conversion process and therefore, nothing to
wear out.   The sealed, plastic containment pouch is constructed of custom formulated, poly vinyl chloride and when appropriately cared for, can last forever.

Sales and Marketing


        Our sales and marketing strategies have been created based on specific target markets. We have established a dedicated sales force composed of two(2) full time salaried sales representatives and twenty seven (27) independent sales representatives working solely on commission. We are planning an expansion of our telemarketing program to enhance the sales and marketing efforts of our sales forces. We hope to develop an extensive telemarketing program, consisting of telemarketing sales personnel located in Toronto, Ontario, to target approximately 8,000 business customers (i.e., wholesale distribution networks and retail drug chains) throughout North America.

We also plan to establish an international sales force consisting of independent commission-only representatives located overseas. In order to expand our presence in the European, South American, and South African markets, we will consider opportunities to enter into a multi-year non-exclusive European, South American and South African distribution agreements for a range of our products with an original equipment manufacturer and supplier of medical products. As of October 7, 2002, we have not initiated our international sales plans nor have we identified a potential partner.


        Our products currently do not need to comply with any requirements imposed by government agencies in our target markets.


        We market our products using a variety of programs and materials including print advertising, product brochures, cooperative advertising programs and sales promotions to reinforce our ongoing commitment to satisfy the needs of its customers. We will develop a product line videotape, a CD-ROM version of the Company catalog and an interactive Internet web-site.

        We developed a three-year sales and marketing plan that will focus on:

        (i) increased representation and sales growth through retail locations, wholesale divisions and world-wide Internet distribution;
        (ii) positioning our self as a contender in providing our products to our present market (North America), South America and other emerging markets, at the most economical price;
        (iii) building on our successful relationships with customers and suppliers;
        (iv) increasing market penetration through business to business and web based representation of newly sourced products, and
        (v) continuing negotiations with target corporations in related manufacturing and drug-chain businesses, leading to strategic alliances and acquisitions.

Marketing Plan

        We believe that we have developed a solid reputation with our suppliers. In the development of our marketing plan, we anticipate building on our current revenue base and developing our product distribution plans based on the following key areas of experience and success:

        (i)     strong existing presence in Canada and United States,
        (ii) the development of distribution network representation in South America and emerging countries,
        (iii) a close working relationship between management and suppliers, distributors and retailers,
        (iv) specialized private labeling for specific customers and markets,
        (v)     market penetration in current target markets,
        (vi)    acceptance by leading manufacturers and the trade press,
        (vii)   a well-tested line of quality products, and
        (viii)  quality customer service

Strategic Alliances


        An important part of our marketing strategy is to develop relationships with manufacturers who wish to significantly increase their own product sales through a network of distributors and drug-chains offering high demand products at reasonable prices. We believes we will be able to capitalize on manufacturers' product marketing programs, sales forces and distribution strategies.


        As of October 7, 2002, we have not entered into any strategic alliances with any manufacturers.


Wholesale Operations


        We intend, in certain markets, to wholesale product lines other than those that will carry the HHS or On the Go labels. Because of our large purchasing power, we believe that we have the ability to make large volume purchases of manufacturer's clearance and ends-of-lines and the infrastructure to add bottom line value while levering off of these products.

        The products we intend to add fall into two categories:
        (i) accessories for our own products, such as, heat pad pouch and straps, and
        (ii) plastic mold injection products that are more economical to source locally. We do not currently have any suppliers from whom we will buy any pre-made products but are actively reviewing items on an ongoing basis.

Competition


        We compete with other manufacturers and distributors who offer one or more products competitive with the HHS products. However, we believe that no single competitor serving our markets offers as competitive a product as HHS. Our principal means of competition are our quality, reliability, and value-added services, including delivery and service alternatives. We believe that these attributes combined with technological advances relating to our manufactured and proprietary products are favorable factors in competing with other manufacturers such as:

* Reheater, USA and Hood Thermo-Pad Canada Ltd, Canada and
* Prism Enterprise, USA.


Customers


        The HHS products are marketed principally to hospitals, nursing homes, physicians, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies, home-shopping related businesses and certain governmental agencies. We also market and sell our products to the consumer market by distribution into drug store chains, mass merchandisers and department stores. Consumers who purchase from such stores usually do so upon the advice of physicians, hospital discharge planners, nurses or other professionals. We believe that within 18 months we will be able to sell to substantially all significant channels available in North America.
In general, the dealers, wholesalers and retailers to whom we market our products also sell other similar products, some of which compete with our products.


        We do not depend on one or even a few major customers. We sell our products to customers of all sizes, from a cart operator to large national chain pharmacies. As of October 7, 2002, our current revenue mix is estimated to be 75% from large national pharmacies, 20% from independent retailers and 5% from wholesalers.



Distribution/Dealer Network


        We provide same-day and next-day services to our customers through our distribution network. We believe that our ability to continue to grow our revenue base depends in part upon our ability to provide our customers with efficient and reliable service.


        As of October 7, 2002, we distributed our products through one primary point of distribution located in Concord, Ontario, Canada. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.

Manufacturing and Product Sourcing


        Our principal manufactured products (that we design and manufacture) include HEALING HEAT SENSATION reusable, portable heating packs. The raw materials include, but are not limited to, custom formulated Poly Vinal Chloride (PVC), Acrylonitrile Butadiene Styrene (ABS), sodium acetate and water. Our operations rely on a just-in- time (JIT) manufacturing processes With JIT, our production is triggered by immediate customer demand and our inventories of finished good are either nonexistent or kept to a minimum. We only build products to meet a customer's shipment schedule. Our inventory requirements are therefore minimized and we only stock special order raw materials, ie., custom formulated PVC.
All other supplies used in the manufacturing process are readily available from any number of local suppliers, at competitive prices and delivered within 24 hours in most case.


        There is no environmental liability associate with the production of our products. The main products used in the heating pads are sodium acetate and water. Sodium acetate is a food additive used, for example, in salt and vinegar chips, and therefore prevents no environmental risk. Further, there are no special handling instructions for shipment, storage or disposal. Our chemicals, which are classified as USPFCC (or Food Grade) are not considered hazardous in the Unites States or Canada. There can be no damages from their use or misuse, nor are they currently being studied for environmental hazard potential.


Trademarks


        We believe that our business is dependent in part on its ability to establish and maintain patent protection for its proprietary technologies, products and processes, and the preservation of its trade secrets. We currently have not applied and do not hold any patents relating to any of our product lines.

        We have registered the business name of Healing Heat Sensation as a division of the International Mount Company Ltd. under the laws of Ontario, Canada. The registration provides us solely with another registered name to do business under, but does not provide us with protection for the products manufactured under that name.


        We are in the process of registering one trademark in Canada for "ON THE GO". The registered trademark is significant to us because it will provide us with name and market recognition for our products and distinguish our products from our competitors' products. However, we presently have no plans to protect the name of Healing Heat Sensation.


Governmental Regulation


        The healthcare industry is affected by extensive government regulation at the Federal, provincial, and state levels. In addition, through the Ontario Health Insurance Plan ("OHIP"), Medicare, Medicaid and other programs the Federal, provincial, and state governments are responsible for the payment of a substantial portion of the Canadian and United States healthcare expenditures. Changes in regulations and healthcare policy occur frequently and may impact the current results of the growth potential for and the profitability of our products in each market. Although we are not a direct provider under OHIP, Medicare and Medicaid, many of our customers are providers under these programs and depend upon such governmental agency's reimbursements for a portion of their revenue. Changes in regulations may adversely impact our revenues and collections indirectly by reducing the reimbursement rate our customers receive and consequently placing downward pressure on prices charged for our products.


        The Federal Food, Drug and Cosmetic Act and regulations issued or proposed thereunder provide for regulation by the Food and Drug Administration ("FDA") of the marketing, manufacturing, labeling, packaging and distribution of medical devices and drugs. Our current products do not require FDA approval. Among these regulations are requirements that medical device manufacturers register with the FDA, list devices manufactured by them and file product incident reports. They also have product labeling requirements, and premarket notification filings for certain product classes. We are not required, at this time, to comply with the FDA's "Current Good Manufacturing Practices for Medical Devices" regulations, which set forth requirements for, among other things, our quality system for the manufacturing and distribution operations.


        Current FDA regulations have no impact on us and we do not have any specific plans to manufacture any prodcuts at this time that might be subject to FDA regulations. However, this may change in future years as we expand our product line and increase our manufacturing operations. To date, we do not have the need to comply with the requirements imposed by the FDA or other United States or Canada government agencies. Notwithstanding, we believe that the manufacturing and quality control procedures we employ substantially conform to the requirements of the FDA.

Product Development


        We have set forth the following goals for the next 12 months and beyond:

* improve the functions/features of our Heating Pad System.
* extend our product line to include additional products made from plastic injection moulding.
* add more functions and features to our current Web site, www.onthegohealthcare.com, to give our clients the ability to order products or services using the Internet.
* be in a position to meet any unique client requirements for product customization or packaging as needed.

        We have not conducted any research on new products over the past two fiscal years. The outcome of our products were known in advance, therefore no research was needed. We have only conducted routine product development over the past two fiscal years. During such period, we have spent approximately $74,000 on routine product development that includes the construction of moulds, dies and machinery used in the manufacturing of our current products.


Employees


        As of October 7, 2002, we had 3 full time and 3 subcontractors. Management believes its relations with our employees are good. None of the employees are covered by any collective bargaining agreement. We do not anticipate any significant change to our employee base on the next 12 months.


ITEM 2. PROPERTIES

        We are headquartered in Concord, Ontario, Canada where we lease a 6,500 square foot facility in support of its marketing, manufacturing and distribution requirements. We pay CAD$2,500 per month pursuant to a 2 year lease that expires in November 2002. We believe this facility is adequate for our needs for the next 4 years.

        We manufacture and ship our products directly from our head office. While the language in our lease states that the premises is to be used for office and manufacturing only, that clause was added solely to protect the landlord from retail sales being made at this location. It is assumed by the landlord that products manufactured at this location must be shipped out.


ITEM 3. LEGAL PROCEEDINGS

        Neither us nor our officers or directors are a party to any litigation affecting us or our assets or any of our subsidiaries. No such litigation has been threatened, or is known to be contemplated by any person.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of October 7,2002, we had 29,613,500 shares of common stock issued and outstanding.

       During the year ended July 31,2001, we successfully completed a $464,625 private placement of 1,858,500 shares of our common stock to accredited investors as defined in Rule 501 of the Securities Act and pursuant to Rule 506 of Regulation D.

       During the year ended July 31, 2002, the Company issued 380,000 common shares at a price of $.25 per share. Issue costs totalling $153,874 were charged against the proceeds of this share issuance.

As of October 7,2002 there were 44 holders of record of our common stock. Our board of directors does not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business. The payment of future cash dividends on our common stock will depend on such factors as earnings levels, anticipated capital requirements, our operating and financial condition and other factors deemed relevant by our board of directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains statements that are not historical facts and which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. The Company's results involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities; events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance.
We disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.


General

        We have a limited operating history and conduct our operations through our wholly owned subsidiary, International Mount, which manufactures and sells a line of home healthcare products targeting the home healthcare, medical, rehabilitation and long-term care markets under the brand name Healing Heat Sensation.

        On July 21, 2000, we acquired International Mount via a cash payment of $198 and the exchange of 16,000,000 shares of our common stock for all of the outstanding stock of International Mount. As both companies were under common control of Mr. Stuart Turk at the time of the merger, the transaction was accounted for at historical cost in a manner similar to that in pooling of interests accounting and our consolidated financial statements reflect the combined results of the company and its wholly owned subsidiary International
Mount. Our fiscal year end is July 31.   International Mount began its
operations in August 1993. This gave International Mount the ability to initiate its operations in the market niches that we are currently exploiting today in the manufacture and sale of home healthcare products. As a whole, we have successfully used our market niches to obtain investment returns that we believe were and are available.

Critical Accounting Policies and Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Consolidated Financial Statements:

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

        Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

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

        Amounts billed to customers for shipping and handling are recorded as sales revenues. Costs incurred for shipping and handling are included in cost of sales.

        Discounts and point-of-sale rebates are offered to our customers on our products. The costs of these discounts and point-of-sale rebates are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue.

Results of Operations

For the Fiscal Years Ended July 31, 2002 and July 31, 2001


Revenues

        Revenues increased from $11,274 for the year ended July 31, 2001 to $75,993 for the year ended July 31, 2002. The increase in revenues is mainly attributable to the resumption of sales after completing the re-engineering of our moulds and dies. To stay competitive, we felt it was necessary to stop production of our products for several months in order to convert our moulds and dies to reduce costs and increase our margin. We are still producing and selling the same products, however we are now doing so in a competitive and profitable manner. We have increased the number of sales people focused on selling our products.


Selling, General and Administrative Expenses

Expenses decreased by approximately 28% from $235,138 for the year ended July 31, 2001 to $169,666 for the year ended July 31, 2002. The decrease can be mainly attributed to the decrease in consulting fees and management salaries.


Net and comprehensive loss

        We experienced a decrease in our net loss of approximately $6,700 from approximately $136,000 for the year ended July 31, 2001 to a net loss of approximately $129,300 for the year ended July 31, 2002. The comprehensive loss decreased by $25,000 from $138,000 to $113,000. Among the significant items impacting the 2002 results were increased sales volume, valuation allowance for deferred income taxes and reduced consulting fees and management salaries.

        The weighted average shares outstanding for the year ended July 31,2002 was 19,062,250 an increase of 2,051,294 shares.


Liquidity and Capital Resources

        Current assets totaled $58,544 at July 31, 2002 substantially the same level as compared to $59,370 at July 31, 2001.

Current liabilities totaled $54,185 at July 31, 2002 a reduction of approximately $6,639 as compared with $60,824 at July 31, 2001. The decrease was attributable to payables incurred for accrued salary costs.

        For the year ended July 31, 2002, we used $0 of cash for investing activities as compared to cash used by investing activities of $83,391 for the year ended July 31, 2001. The decrease in cash used was due to the fact that we did not purchase any equipment or website development costs for the year ended July 31, 2002.

        For the year ended July 31, 2002, we had cash provided by financing activities of $136,899, as compared to cash provided by financing activities of $303,917 for the year ended July 31, 2001. The primary source of financing has been the issuance of stock which was $464,625 in the year ended July 31, 2001 as compared to $95,148 in the year ended July 31, 2002. Cash required for deferred offering costs reduced from $145,691 for the year ended July 31, 2001 to $9,794 for the year ended July 31, 2002.

        To July 31, 2002, the company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of stock and other external financing.

        Although no assurances can be given, we expect the primary sources of liquidity for us to be funds generated by operations. We believe that we have sufficient funds to fund our operations for a minimum of 12 months. Our short term operating requirements are between $5,000 and $6,000 per month to cover salaries, rent, gas, utilities and miscellaneous operating expenses. Although we do not have any material commitments for capital expenditures, we expect to incur up to $170,000 of costs for developing tooling, moulds, dies, and machinery and up to $35,000 of costs to secure specialized inventory components. We can support our short term requirements by the sale of 25 to 35 pieces of product per day. Currently, we are selling 40 to 80 pieces of product per day and have a minimum of three months of inventory on hand in raw and finished goods. Therefore, management believes that we will have sufficient funds to cover our short term operating and capital requirements. Our long term operating requirements are between $20,000 and $30,000 to cover our operating expenses including increased expenses for sales and marketing and hiring of additional personnel. We do not expect to incur costs for developing tooling, moulds, dies and machinery beyond the next twelve months. Funds to cover our long term requirements will be taken from funds generated from operations.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including the notes thereto, together with the report of Rosenberg Smith & Partners C.A.independent auditors thereon, are presented following the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant's Certifying Accountant.

 Effective March 9, 2002 we have engaged Rosenberg Smith & Partners C.A.
as our independent auditors for the year ending July 31, 2002 to replace the firm of Pender Newkirk & Company, C.P.A., which was dismissed as our auditors effective March 9, 2002. The decision to change auditors was approved by our Board of Directors. The reports of Pender, Newkirk & Company, on our consolidated financial statements from July 21, 2000 (inception) to July 31, 2001, did not contain an adverse opinion or a disclaimer of opinion not qualified as to uncertainty, audit scope or accounting principles. There were no disagreements with Pender, Newkirk & Company from July 21, 2000 (inception) to March 9, 2002 (dismissal date) on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures in connection with the audits of our consolidated financial statement for the two years ended July 31, 2000 and July 31, 2001 or with regard to our 10-QSB filed December 13, 2001.



        During our last two most recent fiscal years and the subsequent interim period to date hereof, we have not consulted with Rosenberg Smith &
Partners C.A. on items, which concerned the application of accounting principles to a specified transaction, whether complete or proposed, nor on any subject matter of a disagreement or reportable event with Pender Newkirk
& Company, C.P.A.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information about our directors and executive officers.

Name                            Age        Position (All held as of inception)
-------------------------------------------------------------------------------
Stuart Turk (1)                 33         President,Chairman, CEO and Director

Evan Schwartzberg, BA, CCM      35         Chief Financial Officer

Ralph Magid, B.A.Sc.,           54         Director
MBA, P.Eng, P.E.O

Randal A. Kalpin                41         Director

Carol Segal (1)                 50         Secretary and Treasurer
-------------------------------------------------------------------------------

(1) Ms. Segal is Mr. Turk's aunt.

Biographies of executive officers and directors



        Stuart Turk, Chairman, President and CEO. Mr. Turk has been our president since inception. Mr. Turk founded The Cellular Connection Ltd., a manufacturer of mounting accessories and packaging for cellular phones in May 1988. He currently serves as the CEO of The Cellular Connection.

        Evan Schwartzberg, BA, CCM. Chief Financial Officer. Currently, and since 2000, Mr. Schwartzberg has worked for the TD Bank Financial Group as a Senior Cash Manager (previously the Manager of Corporate Cash Management of Canada Trust) within the Treasury and Balance Sheet Management group of the Finance Division. Prior to such time, and since 1989, Mr. Schwartzberg was a Senior Cash Manager of Canada Trust. Mr. Schwartzberg holds an Economics degree from the University of Toronto, passed the Canadian Securities Course
(CSC), from the Canadian Securities Institute, and earned the Certified
Cash Manager (CCM) designation from the Association for Financial Professionals, a US based organization.


        Ralph Magid, B.A.Sc., MBA, P.Eng., P.E.O., Director. Currently, and since 1993, Mr. Magid has been the secretary and treasurer of Tipton Realty, a development company. Mr. Magid is also currently, and since 1998, the president of Innotech Capital Corp., a company which assists with research and development grants. Mr. Magid has more than 25 years of experience in manufacturing and operations, both in Canada and internationally. Mr. Magid holds a B.A.Sc. and an MBA from York University and a P.Eng. from the University of Toronto. Mr. Magid is a member of the Professional Engineers of Ontario

        Randal A. Kalpin, Director. Currently, and since 1989, Mr. Kalpin has been the President and CEO of Compuquest Inc. a Toronto based company. Compuquest addresses the computer sales and service needs of corporate Canada. Mr. Kalpin graduated with honors from York University with a B.A. in 1984.

        Carol Segal, Secretary and Treasurer. Presently, and since 1987,
Ms. Segal is a group leisure travel consultant with the Travel Network Corp. In addition, Ms. Segal was an agent with TA Connell Real Estate from 1987 to 1997. Ms. Segal has over 20 years of experience in business.

     Directors serve for a term of one year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors.

Compliance With Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and beneficial owners of more than ten percent of any class of the Company's securities are required to report their initial ownership of the Company' securities and any subsequent changes in that ownership to the Securities and Exchange Commission. None of the Company's officers, directors and beneficial owners of more than ten percent of the Company's stock filed a Form 3 reporting their initial ownership, and no Form 4s have been filed as there has been no change in ownership. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

Set forth in the following table is certain information relating to the approximate remuneration we paid during the past fiscal year to our president and each of our most highly compensated executive officers whose total compensation exceeded $100,000.


                           Summary Compensation Table

                                                            Annual Compensation

                                          Year    Salary    Bonus     All Other
                                                                   Compensation
-------------------------------------------------------------------------------
Stuart Turk,
President, Chairman, CEO and Director     2000    $  -0-    $  -0-   $  -0-

                                          2001    $80,000   $  -0-   $  -0-
                                          2002    $ 1,500   $  -0-   $ 409
-------------------------------------------------------------------------------

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of October 7,2002 with respect to persons known to be beneficial owners of more than 5% of our voting common stock. The table also states the beneficial ownership of such common stock by each director and by all directors and executive officers as a group.


Name and Address of
Beneficial Owner                      Number of Shares               Percent
--------------------                  ----------------             ---------
Stuart Turk (1,2)                           25,275,000                85.35%
Evan Schwartzberg (1*)                          75,000                 0.25%
Ralph Magid (1*)                                75,000                 0.25%
Randal A. Kalpin (1*)                           75,000                 0.25%
Carol Segal (1*)                                75,000                 0.25%


Directors and executive officers
 as a group (5 persons)                     25,575,000                86.35%


(1) The address of such person is 85 Corstate Ave Unit#1 Concord, Ontario,
    L4K 4Y2

(2) Such person may be deemed to be the owner of 11,000,000 common shares by virtue of his being a control person and sole owner of The Cellular Connection Ltd
* Less than one percent

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain employees, officers, directors, and affiliates were granted restricted common shares on July 1, 2002. The granting of the shares for their services have been very favorable to us as these services are necessary and are provided at no monetary cost to us.


   1 Stuart Turk who is President,Chairman, CEO and Director received
     75,000 share for services rendered

   2 Evan Schwartzberg who is the Chief Financial Officer received 75,000 share for services rendered

   3 Ralph Magid who is a Director received a 75,000 share for services rendered

   4 Randal A. Kalpin who is a Director received a 75,000 share for services rendered

   5 Carol Segal who is the Secretary and Treasurer received a 75,000 share for services rendered

   6 On July 1, 2002, the company issued 11,000,000 common shares in settlement of a loan payable to a related party in the amount of $60,017.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     INDEX OF EXHIBITS

         2.1(1)  Sole Director Resolution Int'l Mount.
         2.2(1)  Board Resolution On The Go.
         3.1(1)  Articles of Incorporation On The Go.
         3.2(1)  Articles Of Incorporation Int'l Mount.
         3.3(1)  Articles Of Amendment Int'l Mount.
         3.4(1)  By-laws On The Go.
         3.5(1)  By Laws Int'l Mount Pages 1-19.
         3.6(1)  By Laws Int'l Mount Borrowing.
         4.1(1)  Stock Specimen.
        10.1(1)  Lease On The Go.
        99.1(*)  Certification of Chief Executive Officer.
        99.2(*) Certification of Chief Financial and Accounting Officer. *Filed herein

(1) Incorporated by reference to the respective exhibits filed with Form SB-2 filed on May 24, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2002


                                              ON THE GO HEALTHCARE, INC.

                                              By:/s/ Stuart Turk
                                              --------------------------------
                                              Stuart Turk, President


In accordance with the Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities and or the duties indicated.



Signature                       Title                                   Date


By:/s/ Stuart Turk                                                    10/15/02
------------------------        President, Chief Executive Officer,   --------
Stuart Turk                     Chairman and Director

By:/s/ Evan Schwartzberg        Chief Financial Officer and           10/15/02
------------------------        Accounting Officer                    --------
Evan Schwartzberg

By:/s/ Ralph Magid              Director                              10/15/02
------------------------                                              --------
Ralph Magid

By:/s/ Randal A. Kalpin         Director                              10/15/02
------------------------                                              --------
Randal A. Kalpin

                [Letterhead of Rosenberg Smith & Partners]
                     Independent Auditors' Report



Board of Directors and Shareholders of
On the Go Healthcare, Inc.
Concord, Ontario
Canada


We have audited the accompanying consolidated balance sheet of On the Go Healthcare, Inc. as at July 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended July 31, 2002. These consolidated financial statements are the responsibility of the management of On the Go Healthcare, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of loss, changes in stockholders' equity and cash flows of On the Go Healthcare, Inc and subsidiary for the year ended July 31, 2001, were audited by other auditors whose report dated
October 8, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Go Healthcare, Inc. as of July 31, 2002 and the results of its operations and its cash flows for the year ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



By:/s/Rosenberg Smith & Partners
-----------------------------------
Rosenberg Smith & Partners
Chartered Accountants
Concord, Ontario
September 11, 2002


                                                                             F1

                   [Letterhead of Pender Newkirk & Company]

                           Independent Auditors' Report



Board of Directors
On the Go Healthcare, Inc.
Concord, Ontario
Canada


We have audited the accompanying consolidated balance sheet of On the Go Healthcare, Inc. as of July 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of On the Go Healthcare, Inc.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Go Healthcare, Inc. as of July 31, 2001 and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
October 8, 2001


                                                                             F2

                               On the Go Healthcare, Inc.
                               Consolidated Balance Sheet
                             As of July  31, 2002 and 2001

Assets
                                                         ---------   ---------
                                                              2002        2001
                                                         ---------   ---------
Current assets:
        Cash                                               $     0    $ 29,918
        Accounts receivable                                  8,203       3,094
        Inventory                                           48,763      24,724
        Prepaid expenses                                     1,578       1,634
                                                         ---------   ---------
Total current assets                                        58,544      59,370
                                                         ---------   ---------

Property and equipment, net of accumulated depreciation     50,375      76,429
                                                         ---------   ---------
Other assets:
        Deferred income taxes                               88,191      90,638
        Deferred offering costs                                  0     132,650
        Capitalized web site development costs,
         net of accumulated amortization                     4,221      13,112
                                                         ---------   ---------

Total other assets                                          92,412     236,400
                                                         ---------   ---------

                                                          $201,331    $372,199
                                                         =========    ========


Liabilities and Stockholders' Equity
Current liabilities:
        Bank indebtedness                                 $ 12,811    $      0
        Accounts payable and Accrued expenses               41,374      60,824
                                                         ---------   ---------
                                                            54,185      60,824
Notes payable to related parties                            20,846      42,918
                                                         ---------   ---------
Total liabilities                                           75,031     103,742
                                                         ---------   ---------


Stockholders' equity:
        Common stock;$.0001 par value;50,000,000 shares
          authorized; 29,613,500 and 17,858,500 issued
          and outstanding at July 31,2002 and July 31,2001
          respectively                                       2,962       1,786
        Additional paid-in capital                         457,958     455,906
        Accumulated other comprehensive loss               (18,489)     (2,367)
        Accumulated deficit                               (316,131)   (186,868)
                                                         ---------   ---------
Total stockholders' equity                                 126,300     268,457
                                                         ---------   ---------
                                                          $201,331    $372,199
                                                         =========   ==========


The accompanying notes are an integral part of these consolidated
financial statements.                                                        F3

                               On the Go Healthcare, Inc.
         Consolidated Statements of Operations and Comprehensive (loss) Income
                       For the year ended July 31, 2002 and 2001



                                                      ------------  -----------
                                                              2002        2001
                                                      ------------  -----------

Sales                                                   $ 75,993    $   11,274
Cost of sales                                             39,649         3,146
                                                      ------------  -----------
Gross profit                                              36,344         8,128
Selling, general and administrative
        Expenses                                         169,666       235,138
                                                      ------------  -----------
(Loss) income from operations                           (133,322)     (227,010)
                                                      ------------  -----------

Other (expense) income:
        Foreign currency exchange                              0        (2,740)
        Other income                                           0         3,155
                                                      ------------  -----------
 Total other income                                            0           415
                                                      ------------  -----------

Net (loss) income before income
        taxes                                           (133,322)     (226,595)
Income tax  (benefit) expense                              4,059       (90,638)
                                                         ---------   ---------
Net (loss) income                                       (129,263)   $ (135,957)
                                                      ============  ===========
Net (loss) income per common share                         ($.01)        $(.01)
                                                      ============  ===========
Weighted average number of
        common shares outstanding                     19,062,250    17,010,956
                                                      ============  ===========




The accompanying notes are an integral part of these consolidated
financial statements.                                                        F4

                        On the Go Healthcare, Inc.
              Consolidated Statements of Shareholders' Equity
                   As of July 31, 2002 and July 31, 2001



                                               Additional                               Accumulated
                            Shares    Amount     paid in      Deficit  Comprehensive       other
                                                 capital                        Loss  Comprehensive
                                                                                           Loss
---------------------------------------------------------------------------------------------------
Balance July 31, 2000   16,000,000     1,600       3,385      -50,911                          -339

Common stock issued for
  cash, net of offering
  costs of $11,918       1,858,500       186     452,521
Net loss for the period                                      -135,957       -135,957
Foreign currency
  translation adjustment                                                      -2,028         -2,028
                        ---------------------------------------------------------------------------
Balance July 31, 2001   17,858,500     1,786     455,906     -186,868       -137,985         -2,367


Common stock issued,
  net of offering
  costs of $153,874        380,000        38     -58,874
Common stock issued
  for loans from
  related parties       11,000,000     1,100      58,917
Common stock issued
  as compensation
  to Directors             375,000        38       2,009
Net loss for the period                                      -129,263        -97,193
Foreign currency
  translation adjustment                                                     -16,122        -16,122
                        ---------------------------------------------------------------------------
Balance July 31, 2002   29,613,500     2,962     457,958     -316,131       -113,315        -18,489
                        ---------------------------------------------------------------------------

The accompanying notes are an integral part of the interim consolidated
financial statements.                                                        F5

                                On the Go Healthcare, Inc.
                          Consolidated Statement of Cash Flows
                        For theyear ended July 31, 2002 and 2001

                                                      ---------      ----------
                                                           2002           2001
                                                      ---------      ----------

Operating activities
Net loss                                              ($129,263)     ($135,957)
                                                      ---------      ----------
Adjustments to reconcile net loss to net cash used
  by operating activities:
    Depreciation and amortization                        32,179         22,835
    Common shares issued to Directors                     2,046              0
   (Increase) decrease in:
     Accounts receivable                                 (5,207)        (3,094)
     Inventory                                          (25,093)       (24,815)
     Prepaid expenses                                         0         (1,133)
     Deferred income taxes                                 (393)       (89,945)

  Increase (decrease) in:
    Accounts payable and accrued expenses               (38,200)        45,173
                                                      ---------      ----------
Total adjustments                                       (34,668)       (50,979)
                                                      ---------      ----------
Net cash used by operating activities                  (163,931)      (186,936)
                                                      ---------      ----------
Investing activities
  Acquisition of website development costs                    0        (17,799)
  Acquisition of equipment                                    0        (65,592)
                                                      ---------      ----------
  Net cash used by investing activities                       0        (83,391)
                                                      ---------      ----------
Financing activities
  Deferred offering costs                                (9,794)      (145,691)
  Increase in bank indebtedness                          12,767              0
  Proceeds on sale of capital stock                      95,148        464,625
  Payments on loan payable to related party              (2,949)       (15,801)
  Proceeds from loan payable to related party            41,727            784
                                                      ---------      ----------
  Net cash provided by financing activities             136,899        303,917
                                                      ---------      ----------
Effect of exchange rate changes on cash                  (2,886)        (3,672)
                                                      ---------      ----------
Net (decrease) increase in cash                         (29,918)        29,918
Cash at beginning of period                              29,918              0
                                                      ---------      ----------
Cash at end of period                                        $0        $29,918
                                                      =========      ==========
Supplemental disclosures of cash flow information
  and noncash financing activities: Cash paid (refunded)
  for income taxes                                      ($4,059)        $4,265
                                                      =========      ==========
Interest paid                                               918              -

Loan payable related party settled through the
  Issuance of common shares                              60,017              0
                                                      =========      ==========

The accompanying notes are an integral part of these consolidated
financial statements.                                                        F6

                                On the Go Healthcare, Inc.
                       Notes to Consolidated Financial Statements
                               As of July 31, 2002 and 2001

1.      Management's Plans

Management is selling its products in Canada and has engaged representation to sell into the United States. The company's cash flow requirements are supported by loans from a related party.

Management has reduced some of its long-term debt obligations by issuing common shares in exchange for the debt obligation.

Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.


2.      Background Information and Business Acquisition

On the Go Healthcare, Inc. (On the Go) is a Delaware corporation incorporated on July 21, 2000. The International Mount Company, LTD (International Mount) was incorporated under the laws of Canada in August 1993. On July 21, 2000, On the Go acquired International Mount in a business combination accounted for in a manner similar to a pooling of interests since it is a combination of entities under common control. International Mount became a wholly owned subsidiary of On the Go via a cash payment of $198 and the exchange of 16,000,000 shares of common stock of On the Go for all of the outstanding stock of International Mount. The accompanying consolidated financial statements are based on the assumption that the companies were combined for all periods presented.

The consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly owned subsidiary, The International Mount Company, LTD. The consolidated entities will hereinafter be referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

The Company is in the process of establishing its principal line of business, the manufacturing and distribution of healthcare products throughout Canada and the United States. The Company's target customers include hospitals, nursing homes, physicians, home healthcare, and rehabilitation re-distributors, as well as wholesalers and retailers of healthcare products. The corporate headquarters is located in Ontario, Canada.

                                                                             F7

                                On the Go Healthcare, Inc.
                       Notes to Consolidated Financial Statements
                               As of July 31, 2002 and 2001


3.      Significant Accounting Policies

The significant accounting policies followed are:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The majority of cash is maintained with one major financial institution in Canada. Deposits with the bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.

The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, no allowance for doubtful accounts is considered necessary.

Inventory, consisting mainly of finished healthcare products, is stated at the lower of cost (determined on a specific item basis) or market.

Plant and equipment are recorded at cost. Depreciation is calculated by the declining-balance and straight-line methods over the estimated useful lives of the assets, ranging generally from one to six years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When plant and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

                                                                             F8

                                On the Go Healthcare, Inc.
                       Notes to Consolidated Financial Statements
                               As of July 31, 2002 and 2001

3.      Significant Accounting Policies (Cont'd)


The Company follows Statement of Financial Accounting Standards Board No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material. If an asset is determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the periods presented, the Company determined that its long lived assets were not impaired.

The Company accounts for web site development costs in accordance with FASB Emerging Issues Task Force Issue No. 00-2. This pronouncement concludes that costs related to web site planning activities should be charged to operations as incurred; costs incurred in the web site application and infrastructure development stage should normally be accounted for pursuant to Statement of Position 98-1, Accounting for the Costs of Software to be Developed for Internal Use (SOP 98-1); fees incurred for web site hosting should be charged to operations over the period of benefit; and costs incurred in the operating stage should generally be expensed immediately.

SOP 98-1 provides guidance on accounting for costs of computer software developed for internal use. Costs associated with software developed or obtained for internal use are capitalized when both the preliminary project stage is completed and the Company's management has authorized further funding of the project that it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services used in developing or obtaining internal-use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and (3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and is ready for its intended purpose.

                                                                             F9

                                On the Go Healthcare, Inc.
                       Notes to Consolidated Financial Statements
                               As of July 31, 2002 and 2001

3.      Significant Accounting Policies (Cont'd)

Software development costs are being amortized on the straight-line basis over a period of two years. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. For the year ended July 31, 2001, the Company capitalized approximately $17,000 of costs related to the development of the Company's web site.

Foreign currency translation adjustments arise from the translation of the functional currency of International Mount (Canadian dollars) into the reporting currency of On the Go (U.S. dollars). The balance sheet is translated at the exchange rate in effect at the balance sheet date, while the statement of operations is translated at the average rates of exchange during the period. The resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

Foreign currency transaction gains and losses represent gains and losses resulting from transactions entered into in currencies other than the functional currency of International Mount (Canadian dollars). These transaction gains and losses are included in results of operations.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Offering costs associated with the sale of stock are capitalized and offset against the proceeds of the offering or expensed if the offering is unsuccessful.

Basic earnings (loss) per common share is calculated by dividing net earnings
(loss) by the average number of common shares outstanding during the year. Diluted earnings (loss) per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. There are no potentially dilutive stock options outstanding for the periods presented.

The Company recognizes revenue when title of goods passes to the customer (generally upon shipment).

The Company records amounts billed to customers for shipping and handling costs as sales revenue. Costs incurred by the Company for shipping and handling are included in cost of sales.


                                                                            F10

                                On the Go Healthcare, Inc.
                       Notes to Consolidated Financial Statements
                               As of July 31, 2002 and 2001

3.      Significant Accounting Policies (Cont'd)

The Company offers discounts and point-of-sale rebates to its customers on its products. The costs of these discounts and point-of-sale rebates are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue.

Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended July 31, 2002 and 2001 amounted to $4,739 and $12,445 respectively. The Company has not incurred any direct-response advertising costs.


4.      Plant and Equipment

        Plant and equipment consist of the following as of July 31;

                                            2002            2001

        Machinery and equipment         $ 75,347         $75,347
        Office equipment                  10,074          10,074
        Computer software                  9,942           9,942
        Computer hardware                  2,261           2,261
        Leasehold improvements             4,854           4,854
                                        ---------      ----------
                                         102,478         102,478
        Less accumulated depreciation     52,103          26,049
                                        ---------      ----------
                                        $ 50,375         $76,429
                                        =========      =========

        Depreciation expense for Plant and Equipment for the years July 31, 2002 and 2001 were $ 23,288 and $18,495 respectively.



5.      Bank indebtedness

       The company has a line of credit in the amount of $16,000 that bears interest at the bank's prime lending rate plus 1% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors.



                                                                            F11

                                On the Go Healthcare, Inc.
                       Notes to Consolidated Financial Statements
                               As of July 31, 2002 and 2001

6.      Notes Payable and Other Related Party Transactions

        Notes payable to related parties at July 31, 2002 in the amount of $20,846 (July 31, 2001 - $42,918) consist of amounts due to stockholders and affiliated companies. These notes are non-interest bearing, unsecured, and have been recorded on a non-discounted basis. As of July 31, 2002, the balance of $20,846 is not required to be repaid prior to August 1, 2003 and, therefore, is classified as a long-term liability on the accompanying consolidated balance sheet.

        Accounts payable and accrued expenses includes Accrued expenses due to a related party in the amount of $12,622.



        The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arms length.



7.      Common Stock

        During the year ended July 31,2001, the Company issued 1,858,500 shares of its common stock for proceeds of $452,707, net of offering costs of $11,918, under a private placement offering.

        During the year ended July 31, 2002, the Company issued 380,000 common shares at a price of $.25 per share. Issue costs totalling $153,874 were charged against the proceeds of this share issuance.

        On July 1, 2002, the company issued 11,000,000 common shares in settlement of a loan payable to a related party in the amount of $60,017.

        On July 1, 2002, the company issued 75,000 common shares to each of 5 directors of the company for a total issuance of 375,000. The amount of $2,047 has been included in Selling, General and Administrative expenses.


                                                                            F12

                                On the Go Healthcare, Inc.
                       Notes to Consolidated Financial Statements
                               As of July 31, 2002 and 2001


8.      Lease Commitments

        The Company leases its operating facility from an entity owned by a family member of the Company's majority stockholder under a non-cancellable operating lease expiring in November,2002. Total future minimum rental payments required under this lease as of July 31, 2002 are as follows:

           Year Ending July 31
           -------------------

                          2003    $19,000
                          2004     12,600
                                _________
                                 $ 31,600
                                =========

Rent expense amounted to $19,000 and $18,035 for the years ended July 31, 2002 and 2001, respectively.

The above related party lease transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arms length.

9.      Income Taxes

        On the Go Healthcare, Inc. is a corporation that reports and files a U.S. corporation business tax return. The Company's wholly owned subsidiary, The International Mount Company, LTD, is a corporation that reports and files its corporate business tax return with the Canada Customs and Revenue Agency, which governs the administration of income taxes for Canada. The components of the provision for income tax (benefit) expense consist of:

                         2002           2001

             Foreign  $(4,059)      $(90,638)


        The Company has a Canadian tax operating loss carryforward of approximately $360,000 that expires in the years 2008 and 2009.

                                                                            F13

                                On the Go Healthcare, Inc.
                       Notes to Consolidated Financial Statements
                               As of July 31, 2002 and 2001


9.      Income Taxes (Cont'd)

        The principal reason that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 34 percent is as follows:

                                                     2002            2001

        US statutory rate                         (45,329)        (77,042)
        Changes in tax resulting from foreign
                Income tax at rates other than US
                Statutory rate                    (12,343)        (13,596)
        Increase in valuation allowance            53,613               -
                                                   (4,059)        (90,638)


In assessing the necessity for a valuation allowance for deferred tax assets, management considers whether it is "more likely than not" that some portion or all of these future deductible amounts will be realized as a refund or reduction in current taxes payable. Management has not recorded the full benefit of these deferred tax assets due to the uncertainty related to these future deductible amounts. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.




                                                                            F14