Form 10QSB
period 2002-10-31
ON THE GO HEALTHCARE INC
filed 2002-12-05
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB

                                (Mark One)
        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2002

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,613,500 shares of Common Stock, par value $0.0001 per share were outstanding as of December 2,2002

                          ON THE GO HEALTHCARE, INC.

                                     INDEX

                                  FORM 10-QSB




                      PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

        Consolidated Balance Sheet as of October 31, 2002 (Unaudited).......F1
        Consolidated Statements of Operations and Comprehensive(loss)Income for the Three Months Ended October 31, 2002 and 2001
                (Unaudited).................................................F2
        Consolidated Statements of Cash Flows for the Three Months Ended
                October 31, 2002 and 2001 (Unaudited).......................F3
        Notes to Consolidated Financial Statements..........................F4


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

Item 4. - Submission of Matters to a Vote of Securities Holders.... .........7

Item 5. - Other Information..................................................7

Item 6. - Exhibits and Reports on Form 8-K...................................7

Signatures...................................................................8

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                         On the Go Healthcare, Inc.

                     Consolidated Financial Statements

         Three Months Ended October 31, 2002 and 2001 (Unaudited)








                                 Contents


Consolidated Financial Statements:

     Consolidated Balance Sheet as of October 31, 2002 (Unaudited)..........F1
     Consolidated Statements of Operations and Comprehensive (loss) Income for the Three Months Ended October 31, 2002 and 2001 (Unaudited).....F2
     Consolidated Statements of Cash Flows for the Three Months Ended
       October 31, 2002 and 2001 (Unaudited)................................F3
     Notes to Consolidated Financial Statements.............................F4

                             On the Go Healthcare, Inc.

                             Consolidated Balance Sheet

                            October 31, 2002 (Unaudited)



                                    Assets
Current assets:
   Bank                                                              $    1,467
   Accounts receivable                                                    9,771
   Inventory                                                             48,513
   Prepaid expenses                                                       1,602
                                                                     ----------
Total current assets                                                     61,353
                                                                     ----------

Property and equipment, net of accumulated depreciation                  47,404
                                                                     ----------

Other assets:
   Deferred income taxes                                                 89,518
   Capitalized web site development costs, net of accumulated
      amortization                                                        2,142
                                                                     ----------
Total other assets                                                       91,660
                                                                     ----------

                                                                     $  200,417
                                                                     ==========


Liabilities and Stockholders' Equity
Current liabilities:
   Bank indebtedness                                                    10,828
   Accounts payable Accrued expenses                                    39,229
                                                                     ----------

Total current liabilities                                               50,057
                                                                     ----------

Notes payable to related parties                                        39,956
                                                                     ----------

Total liabilities                                                       90,013
                                                                     ----------

Stockholders' equity:
   Common stock; $.0001 par value; 50,000,000 shares
      authorized; 29,613,500 issued and outstanding                      2,962
   Additional paid-in capital                                          457,958
   Accumulated other comprehensive loss                                (16,740)
   Accumulated deficit                                                (333,776)
                                                                     ----------
Total stockholders' equity                                             110,404
                                                                     ----------

                                                                     $ 200,417
                                                                     ==========





The accompanying notes are an integral part of the consolidated
financial statements.                                                       F1

                            On the Go Healthcare, Inc.

                    Consolidated Statements of Operations and

                     Comprehensive (loss) Income (Unaudited)




                                                         Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                        2002              2001
                                                       ------------------------

Sales                                                  $   20,462       12,863

Cost of sales                                          $    7,808        3,670
                                                       ------------------------

Gross profit (loss)                                        12,654        9,193

Selling, general and administrative expenses               30,299       53,415
                                                       ------------------------

Loss from operations                                      (17,645)     (44,222)

Other expense:
   Foreign currency exchange                                    0         (633)
                                                       ------------------------

Net loss before income taxes                              (17,645)     (44,855)

Income tax benefit                                              0      (17,943)
                                                       ------------------------
Other Comprehensive (loss) income:
   Foreign currency translation adjustment             $        0   $   (8,007)
                                                       ========================

Net loss                                               $  (17,645)  $  (26,912)
                                                       ========================

Net loss per common share                                   $(.00)       $(.00)
                                                       ========================

Weighted average number of common shares outstanding   29,613,500   17,858,500
                                                       ========================
















The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                            On the Go Healthcare, Inc.

                Consolidated Statements of Cash Flows (Unaudited)




                                                         Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                        2002              2001
                                                       ------------------------
Operating activities
  Net loss                                             $  (17,645)   $ (26,912)
                                                        ------------------------
  Adjustments to reconcile net loss to net cash used
    by operating activities:
       Depreciation and amortization                        5,822        7,898
       (Increase) decrease in:
          Accounts receivable                              (1,431)      (3,848)
          Inventory                                           975      (19,580)
          Deferred income taxes                                 0      (18,618)
          Prepaid expenses
       Increase (decrease) in:
          Accounts payable and Accrued expenses            (2,744)       2,071)
          Income taxes payable
                                                       ------------------------
  Total adjustments                                         2,622      (32,077)
                                                       ------------------------
  Net cash used by operating activities                   (15,023)     (58,989)
                                                       ------------------------
Investing activities
  Net cash used by investing activities                         0            0
                                                       ------------------------
Financing activities
  Deferred offering costs                                       0       (9,794)
  Decrease in bank indebtedness                            (2,157)           0
  Payments on loan payable to related party                (4,763)

  Proceeds from loan payable to related party              23,397       39,568
                                                       ------------------------
  Net cash provided by financing activities                16,477       29,774
                                                       ------------------------
Effect of exchange rate changes on cash                        13         (703)

                                                       ------------------------
Net (decrease) increase in cash                             1,467      (29,918)

Cash at beginning of period                                             29,918
                                                       ------------------------
Cash at end of period                                  $    1,467  $        0
                                                       ========================
Supplemental disclosures of cash flow information
  and noncash financing activities:
    Cash paid for income taxes                         $        0   $        0
                                                       ========================



The accompanying notes are an integral part of the consolidated
financial statements.                                                       F3

                            On the Go Healthcare, Inc.

                      Notes to Consolidated Financial Statements

               Three Months Ended October 31, 2002 and 2001 (Unaudited)


1.      Financial Statements

        In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended October 31, 2002 and 2001, (b) the financial position at October 31, 2002 and July 31, 2002, and (c) cash flows for the three-month periods ended October 31, 2002 and 2001, have been made.

        The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended July 31, 2002. The results of operations for the three-month period ended October 31, 2002 are not necessarily indicative of those to be expected for the entire year.

2.      Management's Plans

        Management has engaged an additional sales representative to sell its products in Canada. The company's cash flow requirements are supported by loans from a related party.

        Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.

3.      Background Information and Business Acquisition

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

        The consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly owned subsidiary, The International Mount Company, LTD. The consolidated entities will hereinafter be referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

        Inventory, consisting mainly of finished healthcare products, is stated at the lower of cost (determined on a specific item basis) or market.

4.      Recent Pronouncements

         In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishments of debt. Any gain or loss on extinguishments of debt that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 at the beginning of fiscal year 2003. We do not expect the provisions of SFAS No. 145 to have any impact on our financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No.146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)". We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.



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


General

We have a limited operating history and conduct our operations through our wholly owned subsidiary, International Mount, which manufactures and sells a line of home healthcare and baby products targeting the home healthcare, medical, rehabilitation and long-term care markets under the brand name Healing Heat Sensation and On The Go.

On July 21, 2000, we acquired International Mount via a cash payment of $198 and the exchange of 16,000,000 shares of our common stock for all of the outstanding stock of International Mount. As both companies were under common control of Mr. Stuart Turk at the time of the merger, the transaction was accounted for at historical cost in a manner similar to that in pooling of interests accounting and our consolidated financial statements reflect the combined results of the company and its wholly owned subsidiary International
Mount. Our fiscal year end is July 31.   International Mount began its
operations in August 1993. This gave International Mount the ability to initiate its operations in the market niches that we are currently exploiting today in the manufacture and sale of home healthcare ans baby products.
As a whole, we have successfully used our market niches to obtain investment returns that we believe were and are available.

Critical Accounting Policies and Estimates


On December 12, 2001, the Securities and Exchange Commission issued FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which encourages additional disclosure with respect to a company's critical accounting policies, the judgments and uncertainties that affect a company's application of those policies, and the likelihood that materially different amounts would be reported under different conditions and using different assumptions.

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

Results of Operations

For the Three Months Ended October 31, 2002 and October 31, 2001


Revenues

        Revenues increased from $12,863 for the three months ended
October 31, 2001 to $20,462 for the three months ended October 31, 2002. The increase in revenues is mainly attributable to the number of sales people focused on selling our products.


Selling, General and Administrative Expenses

        Expenses decreased by approximately 43% from $53,415 for the three months ended October 31, 2001 to $30,299 for the three months ended October 31, 2002. The decrease can be mainly attributed to the decrease in consulting fees and management salaries.


Net and comprehensive loss

        We experienced a decrease in our net loss of approximately $9,300 from approximately $26,900 for the three months ended October 31, 2001 to a net loss of approximately $17,600 for the three months ended October 31, 2002.
The comprehensive loss decreased by $13,000 from $28,900 to $15,900. Among the significant items impacting the first quarter of 2002 were increased sales volume and reduced consulting fees and management salaries.

        The weighted average shares outstanding for the three months ended October 31, 2002 was 29,613,500 an increase of 11,755,000 shares.


Liquidity and Capital Resources

        Current assets totaled $61,353 at October 31, 2002 substantially the same level as compared to $58,544 at October 31, 2001.

        Current liabilities totaled $50,057 at October 31,
2002 a reduction of approximately $4,100 as compared with $54,185 at October 31, 2001. The decrease was attributable to payables incurred for accrued salary costs.

        For both the three months ended October 31, 2002 and October 31, 2001, we used $0 of cash for investing activities.

        For the three months ended October 31, 2002, we had cash provided by financing activities of $16,477 as compared to cash provided by financing activities of $29,774 for the three months ended October 31, 2001. The primary source of financing has been proceeds on loans from related parties. Cash required for deferred offering costs reduced from $9,794 for the three months ended October 31, 2001 to nil for the three months ended October 31, 2002.

        To October 31, 2002, the company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of stock and loans from related parties.

        Although no assurances can be given, we expect the primary sources of liquidity for us to be funds generated by operations. We believe that we have sufficient funds to fund our operations for a minimum of 12 months. Our short term operating requirements are between $5,000 and $6,000 per month to cover salaries, rent, gas, utilities and miscellaneous operating expenses. We do not have any material commitments for capital expenditures. We can support our short term requirements by the sale of 25 to 35 pieces of product per day. Currently, we are selling 40 to 80 pieces of product per day and have a minimum of four months of inventory on hand in raw and finished goods. Therefore, management believes that we will have sufficient funds to cover our short term operating and capital requirements. Our long term operating requirements are between $20,000 and $30,000 to cover our operating expenses including increased expenses for sales and marketing and hiring of additional personnel.

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



Dated: December 3, 2002