Form 10QSB
period 2003-01-31
ON THE GO HEALTHCARE INC
filed 2003-03-10
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

                                    (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2003

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,738,500 shares of Common Stock, par value $0.0001 per share were outstanding as of February 21, 2003.

                            ON THE GO HEALTHCARE, INC.

                                      INDEX

                                   FORM 10-QSB




PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of January 31, 2003 (Unaudited)......F1
         Consolidated Statements of Operations and Comprehensive
          (loss) Income for the Three and Six Months Ended
          January 31, 2003 and 2002 (Unaudited).............................F2
         Consolidated Statements of Cash Flows for the Six Months Ended
          January 31, 2003 and 2002 (Unaudited).............................F3
         Notes to Consolidated Financial Statements......................F4,F5


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

Item 4. - Submission of Matters to a Vote of Securities Holders..............8

Item 5. - Other Information .................................................8

Item 6. - Exhibits and Reports on Form 8-K...................................8

Signatures...................................................................9

                          PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            On the Go Healthcare, Inc.

                          Consolidated Financial Statements

              Six Months Ended January 31, 2003 and 2002 (Unaudited)








Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of January 31, 2003 (Unaudited).......F1
        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Six Months Ended January 31, 2003
          and 2002 (Unaudited)..............................................F2
        Consolidated Statements of Cash Flows for the Six Months Ended
                January 31, 2003 and 2002 (Unaudited).......................F3
        Notes to Consolidated Financial Statements.......................F4,F5

                            On the Go Healthcare, Inc.

                            Consolidated Balance Sheet

                           January 31, 2003 (Unaudited)



Assets
Current assets:
        Bank                                                         $    121
        Accounts receivable                                             8,024
        Inventory                                                      52,835
        Prepaid expenses                                               19,352
                                                                     --------
Total current assets                                                   80,332
                                                                     --------

Property and equipment, net of accumulated depreciation                43,675
                                                                     --------

Other assets:
        Deferred income taxes                                          89,518
        Capitalized web site development costs, net of accumulated
                amortization                                                0
                                                                     --------
Total other assets                                                     89,518
                                                                     --------

                                                                     $213,525
                                                                     ========

Liabilities and Stockholders' Equity
Current liabilities:
        Bank indebtedness                                            $ 13,911
        Accounts payable and Accrued expenses                          22,875
                                                                     --------
Total current liabilities                                              36,786
                                                                     --------

Notes payable to related parties                                       60,702
                                                                     --------

Total liabilities                                                      97,488
                                                                     --------

Stockholders' equity:
        Common stock; $.0001 par value; 50,000,000 shares
                authorized; 30,738,500 (July 31, 2002 -29,613,500)
                issued and outstanding                                  3,075
        Additional paid-in capital                                    494,766
        Accumulated other comprehensive loss                          (16,754)
        Accumulated deficit                                          (365,050)
                                                                     --------
Total stockholders' equity                                            116,037
                                                                     --------

                                                                     $213,525
                                                                     ========







The accompanying notes are an integral part of the consolidated
financial statements.                                                       F1

                            On the Go Healthcare, Inc.

                     Consolidated Statements of Operations and

                      Comprehensive (loss) Income (Unaudited)



                                    Three Months Ended       Six Months Ended
                                         January 31,            January 31,
                                   --------------------------------------------
                                      2003        2002        2003        2002
                                   --------------------------------------------


Sales                              $14,586    $ 12,880     $35,048    $ 25,110

Cost of sales                        7,109       3,957      14,917    $  7,627
                                   --------------------------------------------

Gross profit (loss)                  7,477       8,923      20,131      17,483

Selling, general and administrative
    expenses                        38,751      69,032      69,050     122,446
                                   --------------------------------------------

Loss from operations               (31,274)    (60,109)    (48,919)   (104,963)

    Other income(expense)
    Foreign currency exchange            0           0           0           0
                                   --------------------------------------------

Net loss before income taxes       (31,274)    (60,109)    (48,919)   (104,963)

Income tax benefit                       0           0           0      17,941
                                   --------------------------------------------

Net loss                          $(31,274)   $(60,109)   $(48,919)   $(87,022)
                                 ==============================================

Net loss per common share         $   (.00)   $   (.00)   $   (.00)   $   (.00)
                                 ==============================================

Weighted average number of
common shares outstanding        29,613,500  18,121,833  29,613,500  17,990,167
                                 ==============================================













The accompanying notes are an integral part of the consolidated
financial statements.                                                       F2

                            On the Go Healthcare, Inc.

                 Consolidated Statements of Cash Flows (Unaudited)


                                                              Six Months Ended
                                                                 January 31,
                                                            -------------------
                                                                2003      2002
                                                            -------------------

Operating activities
        Net loss                                            $(48,919)  (87,022)
                                                            -------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Depreciation and amortization                     11,707    15,249
            Shares issued in consideration of services
              rendered                                        24,078         0
           (Increase) decrease in:
               Accounts receivable                               320   (17,970)
               Inventory                                      (3,357)  (22,281)
               Prepaid expenses                              (17,791)        0
               Deferred income taxes                               0   (18,618)
            Increase (decrease) in:
               Accounts payable and Accrued expenses          (6,294)   (5,528)
                                                            -------------------
        Total adjustments                                      8,663   (49,148)
                                                            -------------------
        Net cash used by operating activities                (40,256) (136,170)
                                                            -------------------
Investing activities
        Acquisition of equipment                                   0         0
                                                            -------------------
Financing activities
        Deferred offering costs                                    0    (9,794)
        Increase in bank indebtedness                            933    13,474
        Proceeds on sale of capital stock                          0    95,148
        Payments on loan payable to related party             (4,763)  (31,443)
        Proceeds from loan payable to related party           44,191    39,568
                                                            -------------------
        Net cash provided by financing activities             40,361   106,953
                                                            -------------------

Effect of exchange rate changes on cash                           16      (701)
                                                            -------------------

Net (decrease) increase in cash                                  121   (29,918)

Cash at beginning of period                                        0    29,918
                                                            -------------------

Cash at end of period                                       $    121  $      0
                                                            ===================
Supplemental disclosures of cash flow information and noncash financing activities:
        Cash paid for income taxes                          $      0  $      0
                                                            ===================



The accompanying notes are an integral part of the consolidated
financial statements.                                                       F3

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Six Months Ended January 31, 2003 and 2002 (Unaudited)




1.      Financial Statements


        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2003, results of operations for the three and six-month periods ended January 31, 2003 and 2002, and cash flows for the six-months ended January 31, 2003 and 2002. Results for the three and six-month periods are not necessarily indicative of fiscal year results.

        The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended
        July 31, 2002.

2.      Management's Plans

        The company's cash flow requirements are supported by loans from a related party.

        Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.

3.      Recent Events

        The company was listed on the Bulletin Board on February 5, 2003. To date no market price has been established.


4.      Background Information and Business Acquisition

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

        Inventory, consisting mainly of finished healthcare products, is stated at the lower of cost (determined on an average cost basis) or market.


                                                                             F4

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Six Months Ended January 31, 2003 and 2002 (Unaudited)



5.      Capital Stock

        The company issued 1,000,000 common shares to consultants on January 31, 2003. The services to be provided include general financial advisory services, investment banking services, management of sales force and retail base initiatives, the right to use photo images, and EDI services. The shares were recorded at the estimated value of the services rendered or to be rendered, an amount of $21,404, which is the value which is more readily available.

        In addition, the company issued 125,000 shares to its legal counsel for legal services rendered to July 31, 2002 for a total cost of $2,675 which is the estimated value of the services rendered.

        The principle shareholder agreed to forego management salaries payable in the amount of $12,842. This amount has been treated as a capital contribution as of January 31, 2003.

6.      Consulting agreements

        As detailed in the company's S-8 filing in July 2002, the company has signed agreements with eight individuals to provide general financial advisory services, investment banking services, management of sales force and retail base initiatives, the right to use photo images and EDI services. In the aggregate, 1 million common shares are to be issued as full consideration of these agreements. The shares were issued on January 31, 2003 and were recorded at the estimated value of the services rendered or to be rendered as that is the value which is more readily available. The total value of the shares issued aggregates $21,404. The services are to be rendered over a period commencing November 1, 2002 and February 1, 2003. The cost of the services are being expensed over the terms of the agreements and the excess of the cost over the expense to date is included in prepaid expenses.

7.      Cash flow

        As of January 31, 2003, management salaries aggregating $12,842 have been forgiven and this amount credited to additional paid in capital. As this was a non-cash transaction, the statement of cash flows does not include the following;

        Reduction in accounts payable                            ($12,842)
        Additional paid in capital due to capital contribution    $12,842

8.      Commitments

        The company has signed a lease agreement with a related party for the period November 1, 2002 to January 31, 2004 for the issuance of 10,000 common shares per month in lieu of rent. 30,000 shares for the rent for November 1, 2002 to January 31, 2003 have not yet been issued.


9.      Recent Pronouncements

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


                                                                             F5

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

Results of Operations

For the Three Months Ended January 31, 2003 and January 31, 2002


Revenues

        Revenues increased from $12,880 for the three months ended
January 31, 2002 to $14,586 for the three months ended January 31, 2003. The increase in revenues is mainly attributable to the number of sales people focused on selling our products.


Selling, General and Administrative Expenses

        Expenses decreased by approximately 44% from $69,032 for the three months ended January 31, 2002 to $38,751 for the three months ended January 31, 2003. The decrease can be mainly attributed to the decrease in consulting fees and management salaries.


Net loss

        We experienced a decrease in our net loss from continuing operations of approximately $28,800 from approximately $60,100 for the three months ended January 31, 2002 to a net loss of approximately $31,300 for the three months ended January 31, 2003. Among the significant items impacting the second quarter of 2003 were increased sales volume and reduced consulting fees and management salaries.


For the Six Months Ended January 31, 2003 and January 31, 2002


Revenues

        Revenues increased from $25,110 for the six months ended
January 31, 2002 to $35,048 for the six months ended January 31, 2003. The increase in revenues is mainly attributable to the number of sales people focused on selling our products.


Selling, General and Administrative Expenses

       Expenses decreased by approximately 44% from $122,446 for the six months ended January 31, 2002 to $69,050 for the six months ended
January 31, 2003. The decrease can be mainly attributed to the decrease in consulting fees and management salaries.


Net loss

        We experienced a decrease in our net loss from continuing operations of approximately $38,100 from approximately $87,000 for the six months ended January 31, 2002 to a net loss of approximately $48,900 for the six months ended January 31, 2003. Among the significant items impacting the net loss of 2003 were increased sales volume and reduced consulting fees and management salaries.

Liquidity and Capital Resources

        Current assets totaled $80,332 as of January 31, 2003 an increase of $21,788 over the July 31, 2002 amount of $58,544. The increase is due primarily to prepaid expenses for consulting agreements for services to be rendered from November 1, 2002 and February 1, 2003 for one year. The services include General financial advisory services, investment banking services, management of sales force and retail base initiatives, the right to use photo images, and EDI services.

        Current liabilities totaled $36,786 as of January 31, 2003 a reduction of approximately $17,400 as compared with $54,185 at July 31, 2002. The decrease was primarily attributable to a reduction in management salaries payable through a capital contribution of $12,842.

        For the six months ended January 31, 2003, the cash required for operations was $40,256 as compared to $136,170 for the six months ended
January 31, 2002. The reduction in the cash requirement is due to the reduction in accounts receivable and inventory build up required in 2002 and the reduction in the net loss sustained in 2003 in comparison to 2002.

        For both the six months ended January 31, 2003 and January 31, 2002, we used $0 of cash for investing activities.

        For the six months ended January 31, 2003, we had cash provided by financing activities of $40,361 as compared to cash provided by financing activities of $106,953 for the six months ended January 31, 2002. The primary source of financing has been proceeds on loans from related parties for the six months ended January 31, 2003. In the six months ended January 31, 2002, the company received $95,148 on the issuance of common shares as part of a private placement. The cash required for deferred offering costs reduced from $9,794 for the six months ended January 31, 2002 to nil for the six months ended January 31, 2003.

        To January 31, 2003, the company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of stock and loans from related parties.

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


       Controls And Procedures

Based on the evaluation of the Company's disclosure controls and procedures by the Company's Chief Executive Officer and Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        Exhibit

        10.1  LEASE 11/1/02 TO 1/31/04

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





                                                 ON THE GO HEALTHCARE, INC.


                                                 By:/s/ Stuart Turk
                                                 ----------------------------
                                                 Stuart Turk, President, CEO
                                                 Chairman and Director



Dated: February 21, 2003

The certifications needed to include the following;

I, Stuart Turk, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of On the Go Healthcare , Inc. ("registrant");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
   (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
        and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

                                           By:/s/ Stuart Turk
                                         ----------------------------
                                           Stuart Turk
                                           Chief Executive Officer

I, Evan Schwartzberg, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of On the Go Healthcare , Inc. ("registrant");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003


                                         By:/s/  Evan Schwartzberg
                                         ---------------------------
                                         Evan Schwartzberg
                                         Chief Financial and Accounting Officer