Form 10QSB
period 2003-04-30
ON THE GO HEALTHCARE INC
filed 2003-06-12
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

                                    (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,548,500 shares of Common Stock, par value $0.0001 per share were outstanding as of June 10, 2003.

                            ON THE GO HEALTHCARE, INC.

                                      INDEX

                                   FORM 10-QSB




PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of April 30, 2003 (Unaudited)........F1
         Consolidated Statements of Operations and Comprehensive
          (loss) Income for the Three and Nine Months Ended
           April 30, 2003 and 2002 (Unaudited)..............................F2
         Consolidated Statements of Cash Flows for the Nine Months Ended
           April 30, 2003 and 2002 (Unaudited)..............................F3
         Notes to Consolidated Financial Statements....................F4 - F6


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

Item 4. - Submission of Matters to a Vote of Securities Holders..............8

Item 5. - Other Information .................................................8

Item 6. - Exhibits and Reports on Form 8-K...................................8

Signatures...................................................................9

                          PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            On the Go Healthcare, Inc.

                          Consolidated Financial Statements

              Nine Months Ended April 30, 2003 and 2002 (Unaudited)








Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of April 30, 2003 (Unaudited).........F1
        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Nine Months Ended April 30, 2003
          and 2002 (Unaudited)..............................................F2
        Consolidated Statements of Cash Flows for the Nine Months Ended
                April 30, 2003 and 2002 (Unaudited).........................F3
        Notes to Consolidated Financial Statements.....................F4 - F6

                            On the Go Healthcare, Inc.

                            Consolidated Balance Sheet

                            April 30, 2003 (Unaudited)



Assets
Current assets:
        Bank                                                         $  1,313
        Accounts receivable                                            14,080
        Inventory                                                      65,366
        Prepaid expenses                                               60,806
                                                                     --------
Total current assets                                                  141,565
                                                                     --------

Property and equipment, net of accumulated depreciation                43,495
                                                                     --------

Other assets:
        Deferred income taxes                                          97,473
        Capitalized web site development costs, net of accumulated
                amortization                                                0
                                                                     --------
Total other assets                                                     97,473
                                                                     --------

                                                                     $282,533
                                                                     ========

Liabilities and Stockholders' Equity
Current liabilities:
        Bank indebtedness                                            $ 14,968
        Accounts payable and Accrued expenses                          29,623
                                                                     --------
Total current liabilities                                              44,591

Notes payable to related parties                                       86,925
                                                                     --------
Total liabilities                                                     131,516
                                                                     --------


Stockholders' equity:
        Common stock; $.0001 par value; 50,000,000 shares
          authorized; 35,548,500 (July 31,2002 - 29,613,500)
          issued and outstanding                                        3,555
        Additional paid-in capital                                    603,873
        Accumulated other comprehensive (loss)                         (7,140)
        Accumulated deficit                                          (449,271)
                                                                     --------
Total stockholders' equity                                            151,017
                                                                     --------

                                                                     $282,533
                                                                     ========





The accompanying notes are an integral part of the consolidated
financial statements.                                                       F1

                            On the Go Healthcare, Inc.

                     Consolidated Statements of Operations and

                      Comprehensive (loss) Income (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                         April 30,                April 30,
                                   --------------------------------------------
                                      2003        2002        2003        2002
                                   --------------------------------------------


Sales                              $23,264    $ 29,698     $58,312    $ 54,808

Cost of sales                        9,485      12,944      24,402    $ 20,571
                                   --------------------------------------------

Gross profit                        13,779      16,754      33,910      34,237

Selling, general and administrative
    expenses                        98,000      31,268     167,050     153,714
                                   --------------------------------------------

Net loss before income taxes       (84,221)    (14,514)   (133,140)   (119,477)

Income tax benefit                       0       4,343           0      22,284
                                   --------------------------------------------

Net loss                          $(84,221)   $(10,171)  $(133,140)   $(97,193)
                                 ==============================================

Net loss per common share         $   (.00)   $   (.00)   $   (.00)   $   (.00)
                                 ==============================================

Weighted average number of
common shares outstanding        31,200,972  18,238,500  30,131,027  18,072,945
                                 ==============================================











The accompanying notes are an integral part of the consolidated
financial statements.                                                       F2

                            On the Go Healthcare, Inc.

                 Consolidated Statements of Cash Flows (Unaudited)


                                                              Nine Months Ended
                                                                  April 30,
                                                            -------------------
                                                                2003      2002
                                                            -------------------

Operating activities
        Net loss                                            $(133,140) $(97,193)
                                                            -------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Depreciation and amortization                     15,635    22,053
            Shares issued in consideration of services
              rendered                                       130,775         0
            Stock options issued in consideration of
              services rendered                                1,387         0
           (Increase) decrease in:
               Accounts receivable                            (4,848)   (6,361)
               Inventory                                     (10,937)  (25,043)
               Prepaid expenses                              (56,225)        0
               Deferred income taxes                               0   (18,618)
            Increase (decrease) in:
               Accounts payable and Accrued expenses          (1,734)  (10,198)
               Income taxes payable                                0         0
                                                            -------------------
        Total adjustments                                     74,053   (38,167)
                                                            -------------------
        Net cash used by operating activities                (59,087) (135,360)
                                                            -------------------
Investing activities
                                                            -------------------
        Net cash used by investing activities                      0         0
                                                            -------------------
Financing activities
        Deferred offering costs                                    0    (9,794)
        Increase in bank indebtedness                            759    12,666
        Proceeds on sale of capital stock                          0    95,148
        Payment on note payable to related party              (4,763)  (31,443)
        Proceeds from notes payable to related party          64,338    39,568
                                                            -------------------
        Net cash provided by financing activities             60,334   106,145
                                                            -------------------

Effect of exchange rate changes on cash                           66      (703)
                                                            -------------------

Net (decrease) increase in cash                                1,313   (29,918)

Cash at beginning of period                                        0    29,918
                                                            -------------------

Cash at end of period                                       $  1,313  $      0
                                                            ===================
Supplemental disclosures of cash flow information and noncash financing activities:
        Cash paid (refunded)for income taxes                $      0  $ (4,343)
                                                            ===================




The accompanying notes are an integral part of the consolidated
financial statements.                                                       F3

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Nine Months Ended April 30, 2003 and 2002 (Unaudited)




1.      Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2003, results of operations for the three and nine-month periods ended April 30, 2003 and 2002, and cash flows for the nine-months ended April 30, 2003 and 2002. Results for the three and nine-month periods are not necessarily indicative of fiscal year results.

The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended July 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles require that management make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

              Nine Months Ended April 30, 2003 and 2002 (Unaudited)


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

The company issued 4,810,000 common shares during the 3rd quarter for consulting services to be provided over a period of one year, management salaries and rental of equipment for the quarter and rent for the period November 1, 2002 to January 31, 2004. The shares were recorded at the value of the shares at the date of issue and a total of $108,200 has been reflected as the consideration for the shares issued.


6.      Net loss per shares

Basic earnings per share is computed by dividing net loss by the weighed average number of shares of common stock outstanding during the period. Diluted earnings per shares is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consider of shares of common stock issuable upon the exercise of stock options; common equivalent shares are excluded from the calculation if their effect is antidilutive. The company has excluded 650,000 shares related to options.


7.      Consulting agreements

As detailed in the company's S-8 filing in July 2002, the company has signed agreements with eight individuals to provide general financial advisory services, investment banking services, management of sales force and retail base initiatives, the right to use photo images and EDI services. In the aggregate, 1 million common shares are to be issued as full consideration of these agreements. The shares were issued on January 31, 2003 and were recorded at the estimated value of the services rendered or to be rendered as that is the value which is more readily available. The total value of the shares issued aggregates $21,404. The services are to be rendered over a period commencing November 1, 2002 and February 1, 2003. The cost of the services are being expensed from the commencement of the agreements to July 31, 2003 and the excess of the cost over the expense to date is included in prepaid expenses.

As detailed in the company's S-8 filing in April 24, 2003, the company has signed agreements with five individuals to provide financial advisory services, personnel services and legal services.. In the aggregate, 1,660,000 common shares and 650,000 options were issued as full consideration of these agreements. The shares were issued on April 24, 2003 and were recorded at trading price on that day. The total value of the shares issued aggregates $33,200. The services are to be rendered over a period commencing March 1, 2003 and April 24, 2003. The cost of the services are being expensed over the terms of the agreements and the excess of the cost over the expense to date is included in prepaid expenses. The options are exercisable for one year until April 24, 2003 at an exercise price of $.20 per share. The value of the options has been estimated to be $1,387 using a risk-free interest rate of 1.27%, expected life of 1 year, expected dividend yield of 0% and an expected volatility of 150%.

                                                                            F5

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Nine Months Ended April 30, 2003 and 2002 (Unaudited)


8.      Cash flow

As of January 31, 2003, management salaries aggregating $12,842 have been forgiven and this amount credited to additional paid in capital. As this was a non-cash transaction, the statement of cash flows does not include the following;

Reduction in accounts payable                                   ($12,842)
Additional paid in capital due to capital contribution           $12,842



9.      Commitments

The company has signed a lease agreement with a related party for the period November 1, 2002 to January 31, 2004 for the issuance of 10,000 common shares per month in lieu of rent. 150,000 shares have been issued in satisfaction of this agreement.





















                                                                            F6

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


Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, impairment of long-term assets, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the assets.

The company accounts for stock-based employee compensation plans under the recognition and measurement principles of Financial Accounting Standards 123


Results of Operations

For the Three Months Ended April 30, 2003 and April 30, 2002


Revenues

        Revenues decreased from $29,698 for the three months ended
April 30, 2002 to $23,264 for the three months ended April 30, 2003. The decrease in revenues is mainly attributable to the timing of repeat orders from existing customers for replenishment of stock.

Selling, General and Administrative Expenses

        Expenses increased from $31,268 for the three months ended
April 30, 2002 to $98,000 for the three months ended April 30, 2003. The increase can be mainly attributed to the consulting fees and management salaries and rental of equipment costs aggregating approximately $66,000.


Net loss

        We experienced an increase in our net loss from continuing operations of approximately $74,000 from approximately $10,200 for the three months ended April 30, 2002 to a net loss of approximately $84,200 for the three months ended April 30, 2003. Among the significant items impacting the third quarter of 2003 were increased consulting fees and management salaries and rental of equipment costs aggregating approximately $66,000.



For the Nine Months Ended April 30, 2003 and April 30, 2002


Revenues

        Revenues increased from $54,808 for the nine months ended
April 30, 2002 to $58,312 for the nine months ended April 30, 2003. The increase in revenues is mainly attributable to the number of store which have agreed to carry our products.


Selling, General and Administrative Expenses

       Expenses increased from $153,714 for the nine months ended
April 30, 2002 to $167,050 for the nine months ended April 30, 2003. The increase can be mainly attributed to rental of equipment.


Net loss

        We experienced an increase in our net loss from continuing operations of approximately $36,000 from approximately $97,200 for the nine months ended April 30, 2002 to a net loss of approximately $133,200 for the nine months ended April 30, 2003. Among the significant items impacting the net loss of 2003 were the rental of equipment and the reduction in the benefit from the recovery of income taxes.


Liquidity and Capital Resources

        Current assets totaled $141,565 as of April 30, 2003 an increase of approximately $83,000 over the July 31, 2002 amount of $58,544. The increase is due primarily to prepaid expenses for consulting agreements for services to be rendered for a total of prepaid expenses as of April 30, 2003 of $60,806. The balance of the increase is the result of increases in accounts receivable and inventory.


        Current liabilities totaled $44,591 as of April 30, 2003 a reduction of approximately $9,500 as compared with $54,185 at July 31, 2002. The decrease was primarily attributable to a reduction in management salaries payable through a capital contribution of $12,842 offset by increases in other trade payables.

        For the nine months ended April 30, 2003, the cash required for operations was $59,087 as compared to $135,360 for the nine months ended April 30, 2002. The reduction in the cash requirement is due to the reduction in accounts receivable and inventory build up required in 2002 and the reduction in the net loss sustained in 2003 when non-cash expenses are eliminated as compared to 2002.

        For both the nine months ended April 30, 2003 and April 30, 2002, we used $0 of cash for investing activities.

        For the nine months ended April 30, 2003, we had cash provided by financing activities of $60,334 as compared to cash provided by financing activities of $106,145 for the nine months ended April 30, 2002. The primary source of financing has been proceeds on loans from related parties for the nine months ended April 30, 2003. In the nine months ended April 30, 2002, the company received $95,148 on the issuance of common shares as part of a private placement. The cash required for deferred offering costs reduced from $9,794 for the nine months ended April 30, 2002 to nil for the nine months ended April 30, 2003.

        To April 30, 2003, the company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of stock and loans from related parties.

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



Dated: June 10, 2003

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

Date: June 10, 2003

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

Date: June 10, 2003

                                         By:/s/  Evan Schwartzberg
                                         ---------------------------
                                         Evan Schwartzberg
                                         Chief Financial and Accounting Officer