Form 10KSB
period 2003-07-31
ON THE GO HEALTHCARE INC
filed 2003-10-27
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                      for the year ended July 31, 2003

                                       OR

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          for the transition period from ___________ to ___________ .

                         Commission File Number: 333-61538

                            ON THE GO HEALTHCARE, INC.
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

We generated $ 91,584 of gross revenues for the fiscal year ended July 31, 2003 As of September 30, 2003, 38,639,222 shares of our Common Stock were outstanding, at a par value of $0.0001 per share.

                           ON THE GO HEALTHCARE, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED JULY 31, 2003

                                TABLE OF CONTENTS
PART I                                                                     PAGE

Item 1     Description of Business                                            3
Item 2     Properties                                                         8
Item 3     Legal Proceedings                                                  8
Item 4     Submission of Matters to a Vote of Security Holders                8

PART II

Item 5     Market For Common Equity and Related Stockholder Matters           9
Item 6     Management's Discussion and Analysis or Plan of Operation         10
Item 7     Financial Statements and Supplementary Data                       13
Item 8     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              13
Item 8A    Controls and Procedures                                           13

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons      13
Item 10    Executive Compensation                                            15
Item 11    Security Ownership of Certain beneficial Owners and Management    15
Item 12    Certain Relationships and Related Transactions                    16
Item 13    Exhibits and Reports on Form 8-K                                  16
Item 14    Principal Accountant Fees and Services                            16
           Signatures                                                        17
           Financial Statements                                        F1 - F12

PART I

ITEM 1. DESCRIPTION OF BUSINESS


                          DESCRIPTION OF BUSINESS


        We incorporated in the State of Delaware on July 21, 2000. International Mount Company Limited, which was incorporated under the laws of Canada in August 1993, is our wholly owned subsidiary. We acquired International Mount on July 21, 2000, through the issuance to its shareholders of 16,000,000 shares of our common stock, in exchange for all of the issued and outstanding shares of International Mount's common stock, pursuant to a Share Exchange Agreement. We conduct business directly and through our subsidiary.

        Through our subsidiary, International Mount, we are a manufacturer of healthcare products targeting the home healthcare, medical, rehabilitation and long-term care markets in Canada. We currently manufacture, market and distribute portable reusable heating pads, molded cases for pills, condoms and tampons and a child padded training seat under our own brand names throughout Canada and the United States. We maintain manufacturing and distribution facilities in Canada. We continuously seek to expand our product lines by increasing our investment in product development, relevant acquisitions, and through the forming of strategic alliances with other companies. Our primary marketing strategy is directed towards hospitals, nursing homes, physicians, home healthcare and rehabilitation re-distributors, as well as both wholesalers and retailers of healthcare products, including drug stores, catalog companies, pharmacies, home-shopping related businesses, and certain governmental agencies. Currently, our primary customers are independent retailers, franchised drug stores and wholesalers.

        Our principal executive offices are located at 85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2. Our telephone number is
(905)760-2987.


On The Go


        On The Go manufactures and markets the following products:

* Pill Carrying Case: The product is a protective convenient carrying case for pills with four (4) individual compartments and secure closure for discrete and easy storage.

* Condom Carrying Case: The product is a protective convenient carrying case that holds up to three (3) condoms with secure closure for discrete and easy storage.

* Tampon Carrying Case: The product is a protective convenient carrying case that holds two (2) tampons with secure closure for discrete and easy storage.

* Child Padded Training Seat: The product is a padded training seat to make the child more comfortable when potty training. We currently have six different designs in the market.

* Packaging Products made from vacuum formed Poly Vinal Cloride, or PVC.


        All On The Go cases are available with textured surface and made of one piece hinged polypropylene plastic for strength and durability.


Healing Heat Sensation


        Healing Heat Sensation or HHS is a registered division of International Mount. We manufacture, market and distribute a range of healthcare products under the HHS brand name. HHS products are marketed to distributors and other consumers, principally hospitals, nursing homes, physicians, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalogue companies, pharmacies, home-shopping related businesses and certain governmental agencies.

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

Sales and Marketing


        Our sales and marketing plan target specific markets. We have established a dedicated sales force comprised of two full time salaried sales representatives and three independent sales agencies working solely on commission. We are planning an expansion of our telemarketing program to enhance the sales and marketing efforts of our sales forces. We hope to develop an extensive telemarketing program, consisting of telemarketing sales personnel located in Toronto, Ontario, to target approximately 8,000 business customers, including wholesale distribution networks and retail drug chains, throughout North America.

        Our products currently do not need to comply with any requirements imposed by government agencies in our target markets.


        We market our products using a variety of programs and materials including print advertising, product brochures, cooperative advertising, our web site, and sales promotions to reinforce our ongoing commitment to satisfy the needs of our customers. We plan to develop a product line videotape, a CD-ROM version of our catalog and an interactive Internet web-site.

Marketing Plan

        Our current three-year sales and marketing plan focuses on:

        (i) increased representation and sales growth through retail locations, wholesale divisions and world-wide Internet distribution;
        (ii) positioning our company as a contender in providing our products to our present market (North America), South
                America and other emerging markets, at the most economical price;
        (iii) building on our successful relationships with customers and suppliers;
        (iv) increasing market penetration through business to business and web based representation of newly sourced products, and
        (v) continuing negotiations with target corporations in related manufacturing and drug-chain businesses, leading to strategic alliances and acquisitions.


        We believe we have developed a solid reputation with our suppliers. In the development of our marketing plan, we anticipate building on our current revenue base and developing our product distribution plans based on the following key areas of experience and success:

        (i)     strong existing presence in Canada and United States,
        (ii) the development of distribution network representation in South America and emerging countries,
        (iii) a close working relationship between management and suppliers, distributors and retailers,
        (iv) specialized private labeling for specific customers and markets,
        (v)     market penetration in current target markets,
        (vi)    acceptance by leading manufacturers and the trade press,
        (vii)   a well-tested line of quality products, and
        (viii)  quality customer service.

        We also plan to establish an international sales force consisting of independent commission-only representatives located overseas. In order to expand our presence in the European, South American, and South African markets, we will consider opportunities to enter into a multi-year non-exclusive European, South American and South African distribution agreements for a range of our products with an original equipment manufacturer and supplier of medical products. As of October 15, 2003, we have not initiated our international sales plans nor have we identified a potential partner.
                                       4

Strategic Alliances


        An important part of our strategy is to develop relationships with manufacturers who wish to significantly increase their own product sales through a network of distributors and drug-chains offering high demand products at reasonable prices. We believe we will be able to capitalize on manufacturers' product marketing programs, sales forces and distribution strategies.


        We have entered into a Cross Distribution arrangement with Vital
Baby Innovations to distribute their line of Heinz Baby Basics Feeding Accessories which includes bottles, bibs and tableware for infants and toddlers within Canada and for them to distribute our padded training seat worldwide.


Wholesale Operations


        We intend, in certain markets, to wholesale product lines other than those that will carry the HHS or On the Go labels. Because of our large purchasing power, we believe that we have the ability to make large volume purchases of manufacturer's clearance and ends-of-lines and the infrastructure to add bottom line value while levering off of these products.

        The products we intend to add fall into two categories:
        (i) accessories for our own products, such as, heat pad pouchs and straps, and
        (ii)    baby products that are more economical to source locally.

Competition


       We compete with other manufacturers and distributors who offer one or more products competitive with the HHS products and our padded training seat. However, we believe that no single competitor serving our markets offers as competitive a product as ours. Our principal means of competition are our quality, reliability, and value-added services, including delivery and service alternatives. We believe that these attributes combined with technological advances relating to our manufactured and proprietary products are favorable factors in competing with other manufacturers such as:

               * Reheater, USA and Hood Thermo-Pad Canada Ltd, Canada;
               * Prism Enterprise, USA;
               * Ginsey Inc.;
               * Doral Juvenile group;
               * The First Years Inc.; and
               * Mommy's Helper Inc.

Customers


        The HHS products are marketed principally to hospitals, nursing homes, physicians, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies, home-shopping related businesses and certain governmental agencies. We also market and sell our products to the consumer market by distribution into drug store chains, mass merchandisers and department stores. Consumers who purchase from such stores usually do so upon the advice of physicians, hospital discharge planners, nurses or other professionals. We believe that within 24 months we will be able to sell to substantially all significant channels available in North America.
In general, the dealers, wholesalers and retailers to whom we market our products also sell other similar products, some of which compete with our products.


        We do not depend on one or even a few major customers. We sell our products to customers of all sizes, from cart operators to large national chain pharmacies. As of October 15,2003, our current revenue mix is estimated to be 70% from large national pharmacies, 20% from independent retailers and 10% from wholesalers. Currently our products are in over 500 locations across North America.


Distribution/Dealer Network

        We have relationships with Dan Z & Company, Bortstein Associates and Juvenile Solutions Inc. to market our training seat in the United States.

        We provide same-day and next-day services to our customers through our distribution network. We believe that our ability to continue to grow our revenue base depends in part upon our ability to provide our customers with efficient and reliable service.


        As of October 15, 2003, we distributed our products through one primary point of distribution located in Concord, Ontario, Canada. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.


Manufacturing and Product Sourcing


        We design and manufacture our principal products including HEALING HEAT SENSATION reusable, portable heating packs and the On The Go Padded Training Seat. The raw materials include, but are not limited to; custom formulated Poly Vinal Cloride, or PVC, Acrylonitrile Butadiene Styrene, Polypropylene, sodium acetate and water. Our operations rely on a just-in- time, or JIT, manufacturing processes. With JIT, our production is triggered by immediate customer demand and our inventories of finished good are either nonexistent or kept to a minimum. We only build products to meet a customer's shipment schedule. Our inventory requirements are therefore minimized and we only stock special order raw materials, ie., custom formulated PVC. All other supplies used in the manufacturing process are readily available from any number of local suppliers, at competitive prices and delivered within 24 hours in most cases.



        There is no environmental liability associated with the production of our products. The main products used in the heating pads are sodium acetate and water. Sodium acetate is a food additive used, for example, in salt and vinegar chips, and therefore prevents no environmental risk. Further, there are no special handling instructions for shipment, storage or disposal. Our chemicals, which are classified as USPFCC (or Food Grade) are not considered hazardous in the Unites States or Canada. There can be no damages from their use or misuse, nor are they currently being studied for environmental hazard potential.

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


        We have one trademark in Canada for "ON THE GO". The registered trademark is significant to us because it will provide us with name and market recognition for our products and distinguish our products from our competitors' products. However, we presently have no plans to protect the name of Healing Heat Sensation.


Governmental Regulation


        The healthcare industry is affected by extensive government regulation at the Federal, provincial, and state levels. In addition, through the Ontario Health Insurance Plan or OHIP, Medicare, Medicaid and other programs the Federal, provincial, and state governments are responsible for the payment of a substantial portion of the Canadian and United States healthcare expenditures. Changes in regulations and healthcare policy occur frequently and may impact the current results of the growth potential for and the profitability of our products in each market. Although we are not a direct provider under OHIP, Medicare and Medicaid, many of our customers are providers under these programs and depend upon such governmental agency's reimbursements for a portion of their revenue. Changes in regulations may adversely impact our revenues and collections indirectly by reducing the reimbursement rate our customers receive and consequently placing downward pressure on prices charged for our products.


        The Federal Food, Drug and Cosmetic Act and regulations issued or proposed thereunder provide for regulation by the Food and Drug Administration or FDA of the marketing, manufacturing, labeling, packaging and distribution of medical devices and drugs. Our current products do not require FDA approval. Among these regulations are requirements that medical device manufacturers register with the FDA, list devices manufactured by them and file product incident reports. They also have product labeling requirements, and premarket notification filings for certain product classes. We are not required, at this time, to comply with the FDA's "Current Good Manufacturing Practices for Medical Devices" regulations, which set forth requirements for, among other things, our quality system for the manufacturing and distribution operations.


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

Product Development


        We have set forth the following goals for the next 12 months and beyond:

* extend our product line to include additional products made from plastic injection moulding.
* add more functions and features to our current Web site, www.onthegohealthcare.com, to give our clients the ability to order products or services using the Internet.
* be in a position to meet any unique client requirements for product customization or packaging as needed.
* enhance our (EDI) electronic data capabilities which enable us to communicate more efficiently with our customers.

        We have not conducted any research on new products over the past two fiscal years. The outcome of our products were known in advance, therefore no research was needed. We have only conducted routine product development over the past two fiscal years. During such period, we have spent approximately $5,000 on routine product development that includes the construction of moulds, dies and machinery used in the manufacturing of our current products.


Employees


        As of October 15, 2003, we had 3 full time employees and 3 subcontractors. Management believes its relations with employees is good. None of the employees are covered by any collective bargaining agreement. We do not anticipate any significant change to our employee base over the next 12 months.


ITEM 2. PROPERTIES

        We are headquartered in Toronto, Ontario, Canada where we lease a 6,500 square foot facility in support of our marketing, manufacturing and distribution requirements. We have issued 150,000 shares pursuant to a 15-month lease that expires in January 2004. We believe this facility is adequate for our needs for the next year.

        We manufacture and ship our products directly from our head office.



ITEM 3. LEGAL PROCEEDINGS

        Neither we nor our officers or directors are a party to any litigation affecting us or our assets or any of our subsidiaries. No such litigation has been threatened, or is known to be contemplated by any person.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Our common stock has traded over the counter and has been quoted on the OTC Bulletin Board since February 5, 2003. The stock currently trades under the symbol"OGHI"

     The following table sets forth the range of high and low bid quotations as reported by the National Association of Securities Dealers for the common stock of the Company for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

Year Ended                  High            Low
------------------         ------          -----

2003
--------
April 30                   $ .15           $ .02
July 31                    $ .18           $ .082



     The number of record holders of our common stock as of September 30, 2003 was approximately 480. There are 38,639,222 shares of the Company's common stock issued and outstanding as of such date.

        From the year ended July 31, 2001 to the date of the prospectus, we have sold the following unregistered securities:

        During the year ended July 31,2001,we successfully completed a $464,625 private placement of 1,858,500 shares of our common stock to certain investors.

        On July 1, 2002, we issued 11,000,000 common shares in settlement of a loan payable to a related party in the amount of $60,017.

        During the year ended July 31, 2002, we issued 380,000 common shares at a price of $.25 per share. Issue costs totalling $153,874 were charged against the proceeds of this share issuance.

        On July 1, 2002, we issued 75,000 common shares to each of 5 directors and officers of the company for a total issuance of 375,000.

        We have signed an agreement that for the period November 1, 2002 to January 31, 2004 rent will be paid for by the issuance of 10,000 common shares per month in lieu of rent. 150,000 shares have been issued in satisfaction of this agreement.

        In April 2003, we issued 1,000,000 common shares to Stuart Turk for compensation and 1,000,000 shares of common stock to The Cellular Connection Ltd. for use of equipment.

        In July 2003, we issued 1,000,000 common shares as consideration for services rendered to NFC Corporation.

        In July 2003, we issued 500,000 common shares as consideration for services rendered to 964434 Ontario Inc.

        On July 31, 2003, we issued 75,000 common shares to each of 5 directors and officers of the company for a total issuance of 375,000.

        On July 31, 2003, we issued 230,000 common shares to Stuart Turk for compensation.

        The securities issued in the foregoing transactions were either
(i) offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of common stock and shares of common stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under
Section 3(b) of the Securities Act. No underwriters were involved in the foregoing sales of securities


       There were no underwriters in the foregoing transactions.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains statements that are not historical facts and which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Our financial and business results involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities; events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance.
We disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.


General

We have a limited operating history and conduct our operations through our wholly owned subsidiary, International Mount, which manufactures and sells a line of home healthcare products targeting the home healthcare, medical, rehabilitation and long-term care markets under the brand name Healing Heat Sensation. We also manufacture a line of childrens products and market them to chain drug stores and independent retailers around the world.

On July 21, 2000, we acquired International Mount via a cash payment of $198 and the exchange of 16,000,000 shares of our common stock for all of the outstanding stock of International Mount. As both companies were under common control of Mr. Stuart Turk at the time of the merger, the transaction was accounted for at historical cost in a manner similar to that in pooling of interests accounting and our consolidated financial statements reflect the combined results of the company and its wholly owned subsidiary International
Mount. Our fiscal year end is July 31.   International Mount began its
operations in August 1993. This gave International Mount the ability to initiate its operations in the market niches that we are currently exploiting today in the manufacture and sale of home healthcare and childrens products. As a whole, we have successfully used our market niches to obtain investment returns that we believe were and are available.


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

        We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Consolidated Financial Statements:

        We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of shipment. Sales are reflected net of discounts and returns.

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

        Deferred tax assets are recorded based on our projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that it is more likely than not that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

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





Results of Operations

For the Fiscal Years Ended July 31, 2003 and July 31, 2002


Revenues

        Revenues increased from $75,993 for the year ended July 31, 2002 to $91,584 for the year ended July 31, 2003. The increase in revenues is mainly attributable to the efforts of our sales force in increasing the number of retail outlets carrying our products.

Selling, General and Administrative Expenses

        Expenses increased by $167,511 from $169,666 for the year ended
July 31, 2002 to $337,177 for the year ended July 31, 2003. The increase can be mainly attributed to the increase in consulting fees and management salaries in the year ended July 31, 2003.


Net and comprehensive loss

        We experienced an increase in our net loss of approximately $260,000 from approximately $129,000 for the year ended July 31, 2002 to a net loss of approximately $389,000 for the year ended July 31, 2003. The comprehensive loss increased by $226,000 from $145,000 to $371,000. Among the significant items impacting the 2003 results was the increase in consulting fees and management salaries and the valuation allowance for deferred income taxes.

The weighted average shares outstanding for the year ended July 31, 2003 was 31,540,363 an increase of 12,478,113 shares over the weighted average shares outstanding for the year ended July 31, 2002 of 19,062,250.

Liquidity and Capital Resources

        Current assets totaled $217,516 at July 31,2003 an increase of $158,972 as compared to $58,544 at July 31, 2002. The increase in primarily attributable to the prepaid portion of consulting agreements reflected in prepaid expenses and the increase in accounts receivable and inventory related to the increase in volume.

        Current liabilities totaled $60,918 at July 31, 2003 an increase of $6,733 as compared with $54,185 at July 31, 2002. The increase was attributable to payables incurred for inventory acquisitions.

        For both the years ended July 31, 2003 and 2002, we used $0 of cash for investing activities.

        For the year ended July 31, 2003, we had cash provided by financing activities of $95,819, as compared to cash provided by financing activities of $136,899 for the year ended July 31, 2002. The current primary source of financing has been advances from related parties which was $41,727 in the year ended July 31, 2002 as compared to $102,682 in the year ended July 31, 2003. In the year ended July 31, 2002, we received proceeds of $95,148 for the issuance of common stock.

        To July 31, 2003, we have not been profitable and have experienced negative cash flows from operations. Operations have been financed through the issuance of stock, loans provided by related parties and other external financing.

        On July 21, 2003, we signed an agreement for the issuance of common shares pursuant to an equity line of credit agreement. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing best bids during the pricing period. We believe that we have sufficient funds to fund our operations for a minimum of 12 months. Our short term operating requirements are between $5,000 and $6,000 per month to cover salaries, rent, gas, utilities and miscellaneous operating expenses. We can support our short term requirements by the sale of 25 to 35 pieces of product per day. Currently, we are selling 40 to 80 pieces of product per day and have a minimum of four months of inventory on hand in raw and finished goods. Therefore, management believes that we will have sufficient funds to cover our short term operating and capital requirements. Our long term operating requirements are between $20,000 and $30,000 to cover our operating expenses including increased expenses for sales and marketing and hiring of additional personnel. Funds to cover our long term requirements will be taken from funds generated from operations and proceeds from the equity line of credit.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including the notes thereto, together with the report of Rosenberg Smith & Partners C.A.independent auditors thereon, are presented following the signature page.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A. CONTROLS AND PROCEDURES

        (a) Evaluation of Disclosure Controls and Procedures.

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b) Changes in Internal Control.

        There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information about our directors and executive officers.

Name                            Age        Position (All held as of inception)
-------------------------------------------------------------------------------
Stuart Turk (1)                 34         President,Chairman, CEO and Director

Evan Schwartzberg, BA, CCM      36         Chief Financial Officer

Ralph Magid, B.A.Sc.,           55         Director
MBA, P.Eng, P.E.O

Randal A. Kalpin                42         Director

Carol Segal (1)                 51         Secretary and Treasurer
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

ITEM 10. EXECUTIVE COMPENSATION

Set forth in the following table is certain information relating to the remuneration we paid during the past fiscal year to our Chief Execeutive Officer. No other executive officers had total compensation that exceeded $100,000.


                           Summary Compensation Table

                                                            Annual Compensation

                                          Year    Salary    Bonus     All Other
                                                                   Compensation
-------------------------------------------------------------------------------
Stuart Turk,
President, Chairman, CEO and Director     2001    $80,000   $  -0-   $    -0-
                                          2002    $ 1,500   $  -0-   $    409
                                          2003    $  -0-    $  -0-   $ 46,150
-------------------------------------------------------------------------------

(1)We issued Mr.Turk 75,000 shares as director's compensation in 2002 and 2003. Additionally we issued 1,230,000 common shares for services as Chairman and CEO in 2003.


ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of October 15, 2003
(i) each stockholder that we know to own beneficially 5% or more of our outstanding shares of common stock, (ii) each current member of our Board of Directors, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares issued and outstanding as of September 30, 2003. Except as otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock.


Name and Address of
Beneficial Owner (1)                  Number of Shares               Percent
--------------------                  ----------------             ---------
Stuart Turk (2)                             27,580,000                71.38%
Evan Schwartzberg                              150,000                    *
Ralph Magid                                    150,000                    *
Randal A. Kalpin                               150,000                    *
Carol Segal                                    150,000                    *


Directors and executive officers
 as a group (5 persons)                     28,180,000                72.90%

* Less than one percent
(1) The address of such person is 85 Corstate Ave Unit#1 Concord, Ontario,
    L4K 4Y2

(2) Such person may be deemed to be the owner of 12,000,000 common shares by virtue of his being a control person and sole owner of The Cellular Connection Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain employees, officers, directors, and affiliates were granted restricted common shares on July 31, 2003. The granting of the shares for their services have been very favorable to us as these services are necessary and are provided at no monetary cost to us.


   1 Evan Schwartzberg, our Chief Financial Officer, received 75,000 shares for services rendered.

   2 Ralph Magid, our Director, received 75,000 shares for services rendered.

   3 Randal A. Kalpin, our Director, received 75,000 shares for services rendered.

   4 Carol Segal, our Secretary and Treasurer, received 75,000 shares for services rendered.


ITEM 13.  EXHIBITS REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

     INDEX OF EXHIBITS


    3.1  Articles of Incorporation of On The Go Healthcare, Inc. included as
         Exhibit 3.1 to our Form SB-2 filed on May 24, 2001 and incorporated herein by reference.

    3.2 Articles Of Incorporation of International Mount Company Ltd. included as Exhibit 3.2 to our Form SB-2 filed on May 24, 2001 and incorporated herein by reference.

    3.3  Articles Of Amendment of International Mount Company Ltd included as
         Exhibit 3.3 to our Form SB-2 filed on May 24, 2001 and incorporated herein by reference.

    3.4 By-laws of On The Go Healthcare, Inc. included as Exhibit 3.4 to our Form SB-2 filed on May 24,2001 and incorporated herein by reference.

    3.5  By Laws of International Mount Company Ltd. Pages 1-19 included as
         Exhibit 3.5 to our Form SB-2 filed on May 24, 2001 and incorporated herein by reference.

    3.6  By Laws of International Mount Company Ltd. Borrowing included as
         Exhibit 3.6 to our Form SB-2 filed on May 24, 2001 and incorporated herein by reference.

    4.1 Stock Specimen included as Exhibit 4.1 to our Form SB-2 filed on May 24, 2001 and incorporated herein by reference.

   10.1 Lease between On The Go Healthcare, Inc. and 1112396 Ontario Ltd. included as Exhibit 10.1 to our Form 10QSB filed on March 10, 2003 and incorporated herein by reference.

   10.2 Equity Line of Credit Agreement, dated July 21, 2003, by and between On The Go Healthcare, Inc. and Dutchess Private Equities Fund, L.P. included as Exhibit 10.2 to our Form SB-2 filed on July 22, 2003 and incorporated herein by reference.

   10.3  Registration Rights Agreement, dated July 21, 2003 by and between
         On The Go Healthcare, Inc. and Dutchess Private Equities Fund, L.P. included as Exhibit 10.3 to our Form SB-2 filed on July 22, 2003 and incorporated herein by reference.

   10.4  Placement Agent Agreement, dated July 21, 2003 by and among
         On The Go Healthcare, Inc., Dutchess Private Equities Fund, L.P. and Pennaluna and Company included as Exhibit 10.4 to our Form SB-2 filed on July 22, 2003 and incorporated herein by reference.

   31.1* Section 302 Certification of the Chief Executive Officer.

   31.1* Section 302 Certification of the Chief Financial Officer.

   32.2* Section 906 Certification of the Chief Executive Officer

   32.2* Section 906 Certification of the Chief Financial Officer.

*Filed herein

        (b) REPORTS ON FORM 8-K

                We filed an 8-k on July 22, 2003
                We filed an 8-k on October 22, 2003


        (c) Financial Statements and Schedules


ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2003 and July 31, 2002 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were approximately $4,000 and approximately $10,000, for the respective years ended July 31, 2003 and July 31, 2002. The amount for the year ended July 31, 2003 does not include unbilled amounts for the year end audit which are estimated at approximately $1,000.

        Tax Fees. Fees billed by our auditors for the preparation of corporate income tax returns were $500 and $500 for the years ended
        July 31, 2003 and 2002, respectively.

        All Other Fees. For the fiscal year ended July 31, 2003 the company incurred no other fees by our auditors

        The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 24, 2003


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



Signature                       Title                                   Date


By:/s/ Stuart Turk                                                    10/24/03
------------------------        President, Chief Executive Officer,   --------
Stuart Turk                     Chairman and Director

By:/s/ Evan Schwartzberg        Chief Financial Officer and           10/24/03
------------------------        Accounting Officer                    --------
Evan Schwartzberg

By:/s/ Ralph Magid              Director                              10/24/03
------------------------                                              --------
Ralph Magid

By:/s/ Randal A. Kalpin         Director                              10/24/03
------------------------                                              --------
Randal A. Kalpin

                          On the Go Healthcare, Inc.

                      Consolidated Financial Statements











                                  Contents


Independent Auditors' Report on Consolidated Financial Statements............F1

Consolidated Financial Statements:

  Consolidated Balance Sheet as of July 31, 2003 and July 31, 2002...........F2

  Consolidated Statements of Operations and Comprehensive (loss) Income for the years ended July 31, 2003 and 2002...............................F3

  Consolidated Statements of Shareholders' Equity as of July 31, 2003
    and July 31, 2002........................................................F4

  Consolidated Statements of Cash Flows for the for the years ended July 31, 2003 and 2002.............................................F5

  Notes to Consolidated Financial Statements.............................F6-F12

                [Letterhead of Rosenberg Smith & Partners]
                     Independent Auditors' Report




                     Independent Auditors' Report



Board of Directors and Shareholders of
On the Go Healthcare, Inc.
Concord, Ontario
Canada


We have audited the accompanying consolidated balance sheet of On the Go Healthcare, Inc. as of July 31, 2003 and July 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended July 31, 2003 and July 31, 2002. These consolidated financial statements are the responsibility of the management of On the Go Healthcare, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Go Healthcare, Inc. as of July 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended July 31, 2003 and July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



Rosenberg Smith & Partners
Chartered Accountants
Concord, Ontario
September 12, 2003

                                                                            F1

                               On the Go Healthcare, Inc.
                               Consolidated Balance Sheet
                             As of July  31, 2003 and 2002

Assets
                                                         ---------   ---------
                                                              2003        2002
                                                         ---------   ---------
Current assets:
        Cash                                             $     762     $     0
        Accounts receivable                                 21,760       8,203
        Inventory                                           78,197      48,763
        Prepaid expenses                                   116,797       1,578
                                                         ---------   ---------
Total current assets                                       217,516      58,544
                                                         ---------   ---------

Property and equipment, net of accumulated depreciation     40,167      50,375
                                                         ---------   ---------
Other assets:
        Deferred income taxes                                    0      88,191
        Capitalized web site development costs,
         net of accumulated amortization                         0       4,221
                                                         ---------   ---------

Total other assets                                               0      92,412
                                                         ---------   ---------

Total assets                                             $ 257,683    $201,331
                                                         =========    ========


Liabilities and Stockholders' Equity
Current liabilities:
        Bank indebtedness                                $  12,457    $ 12,811
        Accounts payable and Accrued expenses               48,461      41,374
                                                         ---------   ---------
Total Current liabilities                                   60,918      54,185
Notes payable to related parties                           125,947      20,846
                                                         ---------   ---------
Total liabilities                                          186,865      75,031
                                                         ---------   ---------


Stockholders' equity:
        Common stock;$.0001 par value;50,000,000 shares
          authorized; 37,653,500 and 29,613,500 issued
          and outstanding at July 31,2003 and July 31,2002
          respectively                                       3,766       2,962
        Additional paid-in capital                         794,075     457,958
        Treasury stock                                     (21,243)          0
        Accumulated other comprehensive (loss)                (965)    (18,489)
        Accumulated deficit                               (704,815)   (316,131)
                                                         ---------   ---------
Total stockholders' equity                                  70,818     126,300
                                                         ---------   ---------
                                                         $ 257,683    $201,331
                                                         =========   ==========


The accompanying notes are an integral part of these consolidated
financial statements.                                                        F2

                               On the Go Healthcare, Inc.
         Consolidated Statements of Operations and Comprehensive (loss) Income
                       For the years ended July 31, 2003 and 2002



                                                      ------------  -----------
                                                             2003         2002
                                                      ------------  -----------

Sales                                                  $   91,584     $ 75,993
Cost of sales                                              41,308       39,649
                                                      ------------  -----------
Gross profit                                               50,276       36,344
Selling, general and administrative
        Expenses                                          337,177      169,666
                                                      ------------  -----------
Net (loss) income before income
        taxes                                            (286,901)    (133,322)
Income tax  (benefit) expense                            (101,783)       4,059
                                                      ------------   ---------
Net (loss)                                             $ (388,684)    (129,263)
                                                      ============  ===========
Net (loss) income per common share                     $    (0.01)       ($.01)
                                                      ============  ===========
Weighted average number of
        common shares outstanding                      31,540,363    19,062,250
                                                      ============  ===========




The accompanying notes are an integral part of these consolidated
financial statements.                                                        F3

                        On the Go Healthcare, Inc.
              Consolidated Statements of Shareholders' Equity
                   As of July 31, 2003 and July 31, 2002



                              Common Stock      Treasury Stock           Additional                             Accumulated
                            Number    Amount   Number     Amount         paid in      Deficit    Comprehensive  other
                                                                         capital                 Loss           Comprehensive
                                                                                                                Loss
-----------------------------------------------------------------------------------------------------------------------------

Balance July 31, 2001   17,858,500     1,786                              455,906    (186,868)                   (2,367)


Common stock issued,
  net of offering
  costs of $153,874        380,000        38                              (58,874)
Common stock issued
  for loans from
  related parties       11,000,000     1,100                               58,917
Common stock issued
  as compensation
  to Directors             375,000        38                                2,009
Net loss for the period                                                              (129,263)    (129,263)
Foreign currency
  translation adjustment                                                                           (16,122)     (16,122)
                        -----------------------------------------------------------------------------------------------------
Balance July 31, 2002   29,613,500     2,962                              457,958    (316,131)    (145,385)     (18,489)
                                                                                                  =========
Common stock issued as
  compensation for rent,
  salary, consulting
  and legal fees         8,040,000       804                              309,610
Net loss for the period                                                              (388,684)    (388,684)
Capital contribution                                                       12,842
Stock options issued                                                       13,665
Treasury stock acquired                        1,000,000      (21,243)
Foreign currency
  translation adjustment                                                                            17,524       17,524
                        -----------------------------------------------------------------------------------------------------
Balance July 31, 2003   37,653,500    $3,766   1,000,000     $(21,243)   $794,075   $(704,815)   $(371,160)     $  (965)
                        -----------------------------------------------------------------------------------------------------










The accompanying notes are an integral part of the interim consolidated
financial statements.                                                        F4

                                On the Go Healthcare, Inc.
                          Consolidated Statement of Cash Flows
                        For the years ended July 31, 2003 and 2002

                                                      ---------      ----------
                                                           2003           2002
                                                      ---------      ----------

Operating activities
Net loss                                              $(388,684)     $(129,263)
                                                      ---------      ----------
Adjustments to reconcile net loss to net cash used
  by operating activities:
    Amortization                                         19,876         32,179
    Shares issued in consideration of services
      rendered                                          288,942              0
    Stock options issued in consideration of services
      rendered                                           13,665          2,046
   (Increase) decrease in:
     Accounts receivable                                (12,452)        (5,207)
     Inventory                                          (22,842)       (25,093)
     Prepaid expenses                                  (112,463)             0
     Deferred income taxes                              101,783           (393)

  Increase (decrease) in:
    Accounts payable and accrued expenses                17,013        (38,200)
                                                      ---------      ----------
Total adjustments                                       293,522        (34,668)
                                                      ---------      ----------
Net cash used by operating activities                   (95,162)      (163,931)
                                                      ---------      ----------
Investing activities
                                                      ---------      ----------
  Net cash used by investing activities                       0              0
                                                      ---------      ----------
Financing activities
  Deferred offering costs                                     0         (9,794)
  Increase in bank indebtedness                          (2,100)        12,767
  Proceeds on sale of capital stock                           0         95,148
  Payments on loan payable to related party              (4,763)        (2,949)
  Proceeds from loan payable to related party           102,682         41,727
                                                      ---------      ----------
  Net cash provided by financing activities              95,819        136,899
                                                      ---------      ----------
Effect of exchange rate changes on cash                     105         (2,886)
                                                      ---------      ----------
Net (decrease) increase in cash                             762        (29,918)
Cash at beginning of period                                   0         29,918
                                                      ---------      ----------
Cash at end of period                                       762             $0
                                                      =========      ==========
Supplemental disclosures of cash flow information
Income taxes paid (refunded)                                  0        ($4,059)
                                                      ---------      ----------
Interest paid                                             2,434            918
                                                      ---------      ----------


The accompanying notes are an integral part of these consolidated
financial statements.                                                        F5

                                On the Go Healthcare, Inc.
                       Notes to Consolidated Financial Statements
                               As of July 31, 2003 and 2002

1. Management's Plans

        The company's cash flow requirements are supported by loans from a related party.

        Pursuant to an agreement for an equity line of credit, the company has received approximately $188,000 during August and September 2003.

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

        The Company is in the process of establishing its principal line of business, the manufacturing and distribution of healthcare and childrens products throughout the world. The Company's target customers are wholesalers and retailers of healthcare and childrens products. The corporate headquarters is located in Ontario, Canada.

        The company was listed on the Bulletin Board on February 5, 2003.


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

        The majority of cash is maintained with two major financial institutions in Canada. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.

        The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, an allowance for doubtful accounts has been recorded.

                                                                            F6

        Inventory, consisting mainly of finished healthcare and childrens products, is stated at the lower of cost (determined on an average cost basis) or market.

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

                                                                            F7

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

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Deferred tax assets are evaluated to determine if the benefit is more likely than not to be realized. If required a valuation allowance is recorded to reduce the value of deferred tax assets to reflect a valuation allowance.

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

        In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Option No. 25, Accounting for stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The company has adopted the disclosure provisions of SFAS No. 123.

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

        Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended July 31, 2003 and 2002 amounted to $1,917 and $4,739 respectively. The Company has not incurred any direct-response advertising costs.

                                                                            F8

4. Accounts receivable

                                                   2003         2002
                                                -------      -------
        Accounts receivable                     $22,122      $ 8,203
        Provision for doubtful accounts             362            -
                                                -------      -------
        Accounts receivable, net                $21,760      $ 8,203
                                                -------      -------


5. Plant and Equipment

        Plant and equipment consist of the following as of July 31;

                                                   2003         2002
                                                -------      -------
        Machinery and equipment                 $75,347      $75,347
        Office equipment                         10,074       10,074
        Computer software                         9,942        9,942
        Computer hardware                         2,261        2,261
        Leasehold improvements                    4,854        4,854
                                                -------      -------
                                                102,478      102,478
        Less accumulated depreciation            62,311       52,103
                                                -------      -------
                                                $40,167      $50,375
                                                =======      =======


        Depreciation expense for Plant and Equipment for the years July 31,2003 and 2002 were $19,876 and $32,179 respectively.


6. Bank indebtedness

        The company has a line of credit in the amount of $18,000 that bears interest a the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors.


7. Notes Payable and Other Related Party Transactions

        Notes payable to related parties at July 31, 2003 in the amount of $125,947 (July 31, 2002 -$20,846) consist of amounts due to stockholders and affiliated companies. These notes are non-interest bearing, unsecured, and have been recorded on a non-discounted basis. As of July 31, 2003, the balance of $125,947 is not required to be repaid prior to August 1, 2004 and, therefore, is classified as a long-term liability on the accompanying consolidated balance sheet.

        Accounts payable and accrued expenses includes accrued expenses due to a related party in the amount of nil (2002 - $12,622).

        The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arms length.

                                                                            F9

8. Common Stock


        During the year ended July 31, 2001, the Company issued 1,858,500 shares of its common stock for proceeds of $452,521, net of offering costs of $11,918, under a private placement offering.

        During the year ended July 31, 2002, the Company issued 380,000 common shares at a price of $.25 per share. Issue costs totaling $153,874 were charged against the proceeds of this share issuance.

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

        The company issued 1,500,000 common shares during the 4th quarter for consulting services to be provided over a period of one year. The shares were recorded at the value of the shares at the date of issue and a total of $125,500 has been reflected as the consideration for the shares issued.

        On July 31, 2003, the company issued 75,000 common shares to each of 5 directors of the company for a total issuance of 375,000 and 230,000 shares to Stuart Turk in consideration of salary for a total of 605,000 shares. The amount of $52,635 has been included in Selling, General and Administrative expenses.

9. Stock options

        The company issued 650,000 options exercisable for one year until April 24, 2004 at an exercise price of $.20 per share. The value of the options has been estimated to be $1,387 using a risk-free interest rate of 1.27%, expected life of 1 year, expected dividend yield of 0% and an expected volatility of 150%.

        On July 15, 2003, a consultant was issued an option to acquire 200,000 common shares at an exercise price of $.05 per share with an expiry of July 15, 2005. The option was issued in consideration of services rendered to the company. The value of the option has been estimated to be $12,278 computed based on the Black Scholes model, using a fair market value price of $.082 per share, volatility of 137% and a riskless interest rate of 1.35%.

                                                                            F10

10. Net loss per share

        Basic earnings per share is computed by dividing net loss by the weighed average number of shares of common stock outstanding during the period. Diluted earnings per shares is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consider of shares of common stock issuable upon the exercise of stock options; common equivalent shares are excluded from the calculation if their effect is antidilutive. The company has excluded 850,000 shares related to options.

11. Lease Commitments

        The company has signed a lease agreement with a related party for the period November 1, 2002 to January 31, 2004 for the issuance of 10,000 common shares per month in lieu of rent. 150,000 shares have been issued in satisfaction of this agreement

        Rent expense amounted to $14,000 and $19,000 for the years ended July 31, 2003 and 2002, respectively.

        The above related party lease transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arms length.


12. Income Taxes

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

                                        2003         2002
                                   ----------    ---------
                Foreign            $(101,783)     $(4,059)


        The Company has a Canadian tax operating loss carryforward of approximately $650,000 that expires in the years 2008 to 2010.


        The principal reason that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 34 percent is as follows:

                                                    2003         2002
                                               ----------    ---------
        US statutory rate                       (132,153)     (45,329)
        Changes in tax resulting from foreign
           Income tax at rates other than US
           Statutory rate                        (23,321)     (12,343)
        Increase in valuation allowance          257,257       53,613
                                               ----------    ---------
                                                $101,783      $(4,059)
                                               ----------    ---------


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

                                                                            F11

13. Cash flow

        As of January 31, 2003, management salaries aggregating $12,842 have been forgiven and this amount credited to additional paid in capital. As this was a non-cash transaction, the statement of cash flows does not include the following;

                                                                2003      2002
                                                           ---------  ---------
    Reduction in accounts payable                          ($12,842)   (60,017)
    Additional paid in capital due to capital contribution  $12,842
    Issuance of capital stock                                           60,017

14. Commitment

        On July 21, 2003, the company signed an agreement for the issuance of common shares pursuant to an equity line of credit agreement. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing best bids during the pricing period. The maximum accessible through this facility if $2,500,000.


15. Subsequent events

        During August 2003, the company issued 1,623,817 common shares for a total consideration of $157,900. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $11,003, will be treated as a financing expense and charged to selling, general and administrative expenses.

During September 2003, the company issued 361,905 common shares for a total consideration of $30,000. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $5,444, will be treated as a financing expense and charged to selling, general and administrative expenses.

                                                                            F12