Form 10QSB
period 2003-10-31
ON THE GO HEALTHCARE INC
filed 2003-12-15
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB

                                (Mark One)
        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2003

                                   OR

       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

                      Commission File Number: 333 61538

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,642,432 shares of Common Stock, par value $0.0001 per share were outstanding as of December 8, 2003

                          ON THE GO HEALTHCARE, INC.

                                     INDEX

                                  FORM 10-QSB




                      PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

        Consolidated Balance Sheet as of October 31, 2003 (Unaudited)
                 and July 31, 2003..........................................F1
        Consolidated Statements of Operations and Comprehensive(loss)Income for the Three Months Ended October 31, 2003 and 2002
                (Unaudited).................................................F2
        Consolidated Statements of Cash Flows for the Three Months Ended
                October 31, 2003 and 2002 (Unaudited).......................F3
        Notes to Consolidated Financial Statements....................F4 - F13


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


                        PART II - OTHER INFORMATION


Item 1. - Legal Proceedings..................................................8

Item 2. - Changes in Securities..............................................8

Item 3. - Defaults Upon Senior Securities....................................8

Item 4. - Submission of Matters to a Vote of Securities Holders.... .........8

Item 5. - Other Information..................................................8

Item 6. - Exhibits and Reports on Form 8-K...................................8

Signatures...................................................................9

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                         On the Go Healthcare, Inc.

                     Consolidated Financial Statements

         Three Months Ended October 31, 2003 and 2002 (Unaudited)








                                 Contents


Consolidated Financial Statements:

     Consolidated Balance Sheet as of October 31, 2003 (Unaudited)
       and July 31, 2003....................................................F1
     Consolidated Statements of Operations and Comprehensive (loss) Income for the Three Months Ended October 31, 2003 and 2002 (Unaudited).....F2
     Consolidated Statements of Cash Flows for the Three Months Ended
       October 31, 2003 and 2002 (Unaudited)................................F3
     Notes to Consolidated Financial Statements.......................F4 - F13

                             On the Go Healthcare, Inc.

                             Consolidated Balance Sheets

                          As of October 31, 2003 (Unaudited)

                                  and July 31, 2003



                                    Assets
Current assets:
   Bank                                                $  160,722          762
   Accounts receivable                                    326,505       21,760
   Inventory                                              138,615       78,197
   Prepaid expenses                                        80,609      116,797
                                                       ----------   ----------
Total current assets                                      706,451      217,516
Property and equipment, net of accumulated depreciation   103,439       40,167
                                                       ----------   ----------
Total assets                                           $  809,890   $  257,683
                                                       ==========   ==========

Liabilities and Stockholders' Equity

Current liabilities:
   Bank indebtedness                                   $   54,986   $   12,457
   Accounts payable and Accrued expenses                  392,635       48,461
                                                       ----------   ----------
Total current liabilities                                 447,621       60,918
Notes payable to related parties                          110,642      125,947
                                                       ----------   ----------
Total liabilities                                         558,263      186,865
                                                       ----------   ----------

Stockholders' equity:
   Common stock; $.0001 par value; 50,000,000 shares
      authorized; 39,027,723 (July 31, 2003 37,653,500)
      issued and outstanding                                3,903        3,766
   Additional paid-in capital                           1,145,016      794,075
   Treasury stock                                               0      (21,243)
   Accumulated other comprehensive income (loss)            3,251         (965)
   Accumulated deficit                                   (900,543)    (704,815)
                                                       ----------   ----------
Total stockholders' equity                                251,627       70,818
                                                       ----------   ----------

                                                        $ 809,890      257,683
                                                       ==========   ==========





The accompanying notes are an integral part of the consolidated
financial statements.                                                       F1

                            On the Go Healthcare, Inc.

                    Consolidated Statements of Operations and

                     Comprehensive (loss) Income (Unaudited)




                                                         Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                        2003              2002
                                                       ------------------------

Sales                                                  $  261,850       20,462

Cost of sales                                          $  212,789        7,808
                                                       ------------------------

Gross profit                                               49,061       12,654

Selling, general and administrative expenses              200,223       30,299
                                                       ------------------------

Net loss before non-operationg expense and income taxes  (151,162)     (17,645)


   Financing costs                                         44,566            0
                                                       ------------------------

Net loss                                               $ (195,728)  $  (17,645)
                                                       ========================

Net loss per common share                                   $(.01)       $(.00)
                                                       ========================

Weighted average number of common shares outstanding   38,932,282   29,613,500
                                                       ========================
















The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                            On the Go Healthcare, Inc.

                Consolidated Statements of Cash Flows (Unaudited)




                                                         Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                        2003              2002
                                                       ------------------------
Operating activities
  Net loss                                             $ (195,728)   $ (17,645)
                                                        -----------------------
  Adjustments to reconcile net loss to net cash used
    by operating activities:
       Depreciation and amortization                        4,848        5,822
       Shares issued in consideration of services rendered 65,287            0
       Financing costs                                     44,134            0
       (Increase) decrease in:
          Accounts receivable                            (102,246)      (1,431)
          Inventory                                       (19,918)         975
          Deferred income taxes                                 0            0
          Prepaid expenses                                 42,640            0
       Increase (decrease) in:
          Accounts payable and Accrued expenses           120,682       (2,744)
                                                       ------------------------
  Total adjustments                                       155,427        2,622
                                                       ------------------------
  Net cash used by operating activities                   (40,301)     (15,023)
                                                       ------------------------
Investing activities
  Net cash used by investing activities                         0            0
                                                       ------------------------
Financing activities
  Decrease in bank indebtedness                           (38,721)      (2,157)
  Proceeds on sale of capital stock                       262,900
  Payments on loan payable to related party               (22,980)      (4,763)
  Proceeds from loan payable to related party                   0       23,397
                                                       ------------------------
  Net cash provided by financing activities               201,199       16,477
                                                       ------------------------
Effect of exchange rate changes on cash                      (938)          13

                                                       ------------------------
Net increase in cash                                      159,960        1,467

Cash at beginning of period                                   762            0
                                                       ------------------------
Cash at end of period                                  $  160,722   $    1,467
                                                       ========================
Supplemental disclosures of cash flow information
     Income taxes paid(refunded)                                0            0
                                                       ------------------------
     Interest paid                                            551            0
                                                       ========================



The accompanying notes are an integral part of the consolidated
financial statements.                                                       F3

                            On the Go Healthcare, Inc.

                      Notes to Consolidated Financial Statements

                                October 31, 2003 (Unaudited)




1.      Financial Statements

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2003, results of operations for the three month periods ended October 31, 2003 and 2002, and cash flows for the three months ended October 31, 2003 and 2002. Results for the three month periods are not necessarily indicative of fiscal year results.

        The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended
        July 31, 2003.

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


2.      Management's Plans

        The company's cash flow requirements are supported by loans from a related party and a financing agreement for an equity line of credit.

        During October 2003, the company's subsidiary acquired the operating assets and liabilities of a computer hardware distributor
        Compuquest Inc.

        Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.


3.      Acquisition

        During October 2003, the company, through its wholly owned subsidiary, The International Mount Company, Ltd. acquired the operating assets and assumed the operating liabilities of Compuquest Inc., a computer hardware distributor. The results of the computer hardware distribution operations has been included in the operations of the company from October 1, 2003. The investment has been accounted for by the purchase method as follows;

                Accounts receivable     191,888
                Inventory                33,624
                Property and equipment   63,613
                Bank indebtedness       (79,161)
                Accounts payable       (209,964)

                Net                         Nil

                                                                             F4

4.      Background Information

        On the Go Healthcare, Inc. (On the Go) is a Delaware corporation incorporated on July 21, 2000. The International Mount Company, Ltd. (International Mount) was incorporated under the laws of Canada in August 1993. On July 21, 2000, On the Go acquired International Mount in a business combination accounted for in a manner similar to a pooling of interests since it is a combination of entities under common control. International Mount became a wholly owned subsidiary of On the Go via a cash payment of $198 and the exchange of 16,000,000 shares of common stock of On the Go for all of the outstanding stock of International Mount. The accompanying consolidated financial statements are based on the assumption that the companies were combined for all periods presented.

        The consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly owned subsidiary, International Mount. The consolidated entities will hereinafter be referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

        The Company operates in the manufacturing and distribution of child and healthcare products segment throughout North America. Through its current acquisition, the company also is a computer hardware distributor. The corporate headquarters is located in Ontario, Canada.


5.      Significant Accounting Policies

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

                                                                             F5

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

        The company accounts for stock-based employee compensation plans under the recognition and measurement principles of Financial Accounting Standards 123

        The Company applies Financial Accounting Standards Boards ("FASB") statement No.131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in two operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use

6.      Recent pronouncements

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for the Company for the year ending July 31, 2003. The adoption of SFAS 146 did not have a significant effect on the Company's financial statement presentation or disclosure..

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. . The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.
        The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on February 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's disclosure requirements.

                                                                             F6

        In January 2003, the FASB issued SFAS No. 148, Accounting for Stock - Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the July 31, 2003 financial statements. The interim reporting disclosure requirements were effective for the company's April 30, 2003 10-QSB. The company has accounted for all outstanding stock based compensation on the fair value basis.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a
        company generally has included another entity in its   financial
        statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest
        entity to be   by a company if that company is subject to a majority
        of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption did not have a material effect on the Company.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.
        SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning the Company's interim period commencing July 1, 2003.
        SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFA 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant effect on the company's financial statement presentation or disclosures.

                                                                             F7

7.      Capital Stock

        During the first quarter, the company issued 2,374,223 common shares for a total consideration of $262,900 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $44,134, has been treated as a financing expense

        During the first quarter, the company forwarded 1,000,000 common shares of treasury stock for cancellation. $21,143 has been deducted from additional paid in capital to reflect the excess of the cost of the acquisition of the treasury shares over their par value of $100.


8.      Stock options

        The company issued 650,000 options exercisable for one year until April 24, 2004 at an exercise price of $.20 per share. The value of the options has been estimated to be $1,387 using a risk-free interest rate of 1.27%, expected life of 1 year, expected dividend yield of 0% and an expected volatility of 150%.

        On July 15, 2003, a consultant was issued an option to acquire 200,000 common shares at an exercise price of $.05 per share with an expiry of July 15, 2005. The option was issued in consideration of services rendered to the company. The value of the option has been estimated to be $12,278 computed based on the Black Scholes model, using a fair market value price of $.082 per share, volatility of 137% and a riskless interest rate of 1.35%. These options were exercised on November 20 2003.

        On October 31, 2003, a director was issued an option to acquire 500,000 common shares at an exercise price of $.05 per share with an expiry of July 15, 2008. The option was issued in consideration of services rendered to the company. The value of the option has been estimated to be $65,287 computed based on the Black Scholes model, using a fair market value price of $.14 per share, volatility of 136% and a riskless interest rate of 3.19%.

9.      Net loss per shares

        Basic earnings per share is computed by dividing net loss by the weighed average number of shares of common stock outstanding during the period. Diluted earnings per shares is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consider of shares of common stock issuable upon the exercise of stock options; common equivalent shares are excluded from the calculation if their effect is antidilutive. The company has excluded 1,350,000 shares related to options.

                                                                             F8

10.     Cash flow

        The following operating assets and liabilities of Compuquest Inc. were acquired by the company effective October 1, 2003 and these amounts have therefore not been included in the statement of cash flows as the acquisition was a non-cash transaction.

                        2003
                        Increase in accounts receivable         191,888
                        Increase in inventory                    33,624
                        Increase in property and equipment       63,613
                        Increase in bank indebtedness           (79,161)
                        Increase in accounts payable           (209,964)

11.     Commitment

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


12.     Proforma information

        As detailed in Note 3, the company acquired the operating assets and liabilities of Compuquest Inc. in October 2003. The following proforma information provides the effect the acquisition would have had on the assets and liabilities of the company and the results of operations for the year ended July 31, 2003 and the quarter ended October 31, 2003 as if the acquisition had occurred at the beginning of each period, on August 1, 2002 and August 1, 2003 respectively. A proforma balance sheet has been included for July 31, 2003 only as the current balance as of October 31, 2003 is after the date of acquisition.


                                                                             F9

                        Proforma Balance Sheet July 31, 2003
                                    (Unaudited)


                              On the Go   Compuquest  Proforma       Proforma
                              Healthcare  Inc.        adjustments    Balance
                              Inc.                                   sheet

Assets
Current assets
   Bank                       $      762  $        0  $        0    $      762
   Accounts receivable            21,760     191,017           0       212,777
   Inventory                      78,197      57,634           0       135,831
   Prepaid expenses              116,797       1,648           0       118,445
                              ----------  ----------  ----------    -----------
                                 217,516     250,299           0       467,815
Property and equipjment
   net of accumulated
     amortization                 40,167      30,105      25,980        96,252
Loan receivable                        0      25,994     (25,994)            0
                              ----------  ----------  ----------    -----------
Total assets                  $  257,683  $  306,398  $      (14)   $  564,067
                              ==========  ==========  ==========    ===========
Liabilities and
Stockholders' Equity

Current liabiliites
   Bank indebtedness          $   12,457  $   87,145  $        0    $   99,602
   Accounts payable and
     accrued liabiliites          48,461     213,491           0       261,952
                              ----------  ----------  ----------    -----------
                                  60,918     300,636           0       361,554
Notes payable to related party   125,947           0           0       125,947
                              ----------  ----------  ----------    -----------
                                 186,865     300,636           0       487,501
                              ----------  ----------  ----------    -----------
Stockholders' Equity
   Common stock                    3,766           0           0         3,766
   Additional paid in capital    794,075           0           0       794,075
   Treasury stock                (21,243)          0           0       (21,243)
   Accumulated deficit          (704,815)       (887)     (3,739)     (709,441)
   Accumulated other
     comprehensive
     income (loss)                  (965)      6,649       3,725         9,409
                              ----------  ----------  ----------    -----------
Total stockholders' equity        70,818       5,762         (14)       76,566
                              ----------  ----------  ----------    -----------
                                $257,683  $  306,398         (14)   $  564,067
                              ==========  ==========  ==========    ===========


The fixed assets have been adjusted to reflect the allocation of the excess of the liabilities assumed over the book value of the assets acquired assuming the transaction was effected on July 31, 2003.

                                                                            F10

                           Proforma Income Statement
                        For the year ended July 31, 2003
                                  (Unaudited)


                              On the Go   Compuquest  Proforma       Proforma
                              Healthcare  Inc.        adjustments    Income
                              Inc.                                   Statement


Sales                         $   91,584  $1,555,860           0    $1,647,444
   Cost of sales                  41,308   1,339,475           0     1,380,783
                              ----------  ----------  ----------    -----------
   Gross profit                   50,276     216,385           0       266,661
   Selling, general and
     administrative expenses     337,177     414,122       3,739       755,038
                              ----------  ----------  ----------    -----------
Net loss before income taxes    (286,901)   (197,737)     (3,739)     (488,377)
   Income tax benefit(expense)  (101,783)          0           0      (101,783)
                              ----------  ----------  ----------    -----------
Net loss                      $ (388,684) $ (197,737)     (3,739)   $ (590,160)
                              ==========  ==========  ==========    ===========


The fixed assets have been adjusted to reflect the allocation of the excess of the liabilities assumed over the book value of the assets acquired assuming the transaction was effected on August 1, 2002. Amortization has been adjusted to reflect the adjustment of fixed assets to fair market value.


                           Proforma Income Statement
                  For the 3 months  ended October  31, 2003
                                  (Unaudited)


                              On the Go   Compuquest  Proforma       Proforma
                              Healthcare  Inc.        adjustments    Income
                              Inc.        (Note 1)                   Statement


Sales                         $  261,850  $  254,724           0    $  516,574
   Cost of sales                 212,789     216,765           0       429,554
                              ----------  ----------  ----------    -----------
   Gross profit                   49,061      37,959           0        87,020
   Selling, general and
     administrative expenses     200,223      76,645       1,467       278,335
                              ----------  ----------  ----------    -----------
Net loss before non-operating
    expenses and income taxes   (151,162)    (38,686)     (1,467)     (191,315)
   Financing costs                44,566           0           0        44,566
                              ----------  ----------  ----------    -----------
Net loss before income taxes    (195,728)    (38,686)     (1,467)     (235,881)
   Income tax benefit(expense)         0           0           0             0
                              ----------  ----------  ----------    -----------
Net loss                      $ (195,728) $  (38,686)     (1,467)   $ (235,881)
                              ==========  ==========  ==========    ===========


1 The results of Compuquest Inc. represents the net loss for the two months ended September 30, 2003.

2 The fixed assets have been adjusted to reflect the allocation of the excess of the liabilities assumed over the book value of the assets acquired assuming the transaction was effected on August 1, 2002. Amortization has been adjusted to reflect the adjustment of fixed assets to fair market value.

                                                                            F11

13.     Subsequent events

        During November 2003, the company issued 724,709 common shares for a total consideration of $100,000 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $4,413, will be treated as a financing expense

        As detailed in the company's S-8 filing in November 2003, the company has signed agreements with seven individuals to provide primarily product marketing services in addition to general financial and other services.In the aggregate, 690,000 common shares and 100,000 options to acquire common shares were issued as full consideration of these agreements. The shares at the fair market value of the shares on the date of issue aggregated $100,050 and the value of the options was $8,000. The services are to be rendered over a period commencing November 2003 and are for a period of between 6 months and 1 year.
        The cost of the services will be expensed from the commencement of the agreements and over their term.

        The company issued 1,000,000 restricted common shares during November 2003 for consulting services. The shares were recorded at the value of the shares at the date of issue and a total of $145,000 will be reflected as the consideration for the shares issued.

        On November 20 2003, 200,000 common shares were issued for $10,000 upon the exercise of options detailed in note 8.


                                                                            F12

14.     Operating Segments

        Information about operating segments is as follows;


                                   -------------------------
                                           October 31,
                                       2003           2002
                                   -------------------------
Revenues:
        Health care products       $   31,201     $   20,462
        Computer hardware             230,649              0
                                   -----------    -----------
                                   $  261,850     $   20,462
                                   ===========    ===========
Loss from Operations:
        Health care products       $ (145,098)    $  (17,645)
        Computer hardware             (50,630)             0
                                   -----------    -----------
                                   $ (195,728)    $  (17,645)
                                   ===========    ===========
Identifiable Assets:
        Health care products       $  393,978     $  200,417
        Computer hardware             415,912              0
                                   -----------    -----------
                                   $  809,890     $  200,417
                                   ===========    ===========



                                                                            F13

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


General

        We have a limited operating history and conduct our operations through our wholly owned subsidiary, International Mount, which manufactures and sells a line of home healthcare and child products targeting the home healthcare, medical, rehabilitation and long-term care markets under the brand name Healing Heat Sensation and On The Go.

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

        During October 2003, the company, through its wholly owned subsidiary, International Mount, acquired the operating assets and assumed the operating liabilities of Compuquest Inc., a computer hardware distributor. The results of the computer hardware distribution operations has been included in the operations of the company from October 1, 2003. The investment has been accounted for by the purchase method as follows;


                        Accounts receivable     191,888
                        Inventory                33,624
                        Property and equipment   63,613
                        Bank indebtedness       (79,161)
                        Accounts payable       (209,964)
                                               ---------
                        Net                       Nil

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

For the Three Months Ended October 31, 2003 and October 31, 2002


Revenues

        Revenues increased from $20,462 for the three months ended
        October 31,2002 to $261,850 for the three months ended October 31,2003. The increase in revenues is mainly attributable to the acquisition of the operating assets and liabilities of Compuquest Inc.

Cost of Sales

        Cost of sales increased to $212,789 for the three months ended October 31, 2003 from $7,808 for the comparable period in 2002. The increase in cost of sales is due to the increase in sales revenue attributable to the acquisition of our computer hardware distribution division.

Selling, General and Administrative Expenses

        Expenses increased from $30,299 for the three months ended October 31, 2002 to $200,223 for the three months ended
        October 31, 2003. The increase can be mainly attributed to the acquisition of our computer hardware division and consulting fees and management salaries and rental of equipment costs.

Net loss

        We experienced an increase in our net loss from $17,645 to $195,728 for the three months ended October 31, 2003. Among the significant items impacting the current quarter were increased consulting fees, management compensation, rental of equipment and financing costs aggregating approximately $170,000.

Liquidity and Capital Resources

        Current assets totaled $706,451 as of October 31, 2003 an increase of approximately $489,000 over the July 31, 2003 amount of $217,516. The increase is due primarily to accounts receivable and inventory related to the acquisition in October 2003 of a computer hardware distributor. The balance of the increase is the result of capital stock issued as part of the equity line of credit.

        Current liabilities totalled $447,621 as of October 31, 2003 an increase of approximately $387,000 as compared with $60,918 at July 31, 2003. The increase was primarily attributable to the acquisition of the liabilities of the computer hardware distributor.

        For the three months ended October 31, 2003, the cash required for operations was $40,301 as compared to $15,023 for the three months ended October 31, 2002. The increase in the cash requirement is due to the increase in accounts receivable and inventory related to the sales volume experienced in the computer hardware distribution segment.

        For both the three months ended October 31, 2003 and October 31, 2002, we used $0 of cash for investing activities.

        For the three months ended October 31, 2003, we had cash provided by financing activities of $201,199 as compared to cash provided by financing activities of $16,477 for the three months ended
        October 31, 2002. The primary source of financing has been common shares issued as part of the agreement for an equity credit line. A portion of the proceeds on the sale of capital stock has been used to reduce bank debt and repay loans to related parties. In the three months ended October 31, 2002, the company received $23,397 from loans from related parties. as part of a private placement.

        To October 31, 2003, the company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of stock and loans from related parties.

        On July 21, 2003, the company signed an agreement for the issuance of common shares pursuant to an equity line of credit agreement. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing best bids during the pricing period. We believe that we have sufficient funds to fund our operations for a minimum of 12 months

        Although no assurances can be given, we expect the primary sources of liquidity for us to be funds generated by operations. We believe that we have sufficient funds to fund our operations for a minimum of 12 months

                             PART II - OTHER INFORMATION


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

            None


Item 5. Other Information

            None


Item 6. Exhibits and Reports on Form 8-K


       31.1 Section 302 Certification of Chief Executive Officer and Certification of Chief Financial and Accounting Officer

       32.1 Section 906 Certification of Chief Executive Officer and Certification of Chief Financial and Accounting Officer

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



Dated: December 12, 2003