Form 10QSB
period 2004-01-31
ON THE GO HEALTHCARE INC
filed 2004-03-12
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

                                    (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2004

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,543,500 shares of Common Stock, par value $0.0001 per share were outstanding as of March 9, 2004.

                            ON THE GO HEALTHCARE, INC.

                                      INDEX

                                   FORM 10-QSB




PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of January 31, 2004 (Unaudited)......F1
         Consolidated Statements of Operations and Comprehensive
          (loss) Income for the Three and Six Months Ended
          January 31, 2004 and 2003 (Unaudited).............................F2
         Consolidated Statements of Cash Flows for the Six Months Ended
          January 31, 2004 and 2003 (Unaudited).............................F3
         Notes to Consolidated Financial Statements...................F4 - F10


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

Item 4. - Submission of Matters to a Vote of Securities Holders..............8

Item 5. - Other Information .................................................8

Item 6. - Exhibits and Reports on Form 8-K...................................8

Signatures...................................................................9

                          PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            On the Go Healthcare, Inc.

                          Consolidated Financial Statements

              Six Months Ended January 31, 2004 and 2003 (Unaudited)








Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of January 31, 2004 (Unaudited).......F1
        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Six Months Ended January 31, 2004
          and 2003 (Unaudited)..............................................F2
        Consolidated Statements of Cash Flows for the Six Months Ended
                January 31, 2004 and 2003 (Unaudited).......................F3
        Notes to Consolidated Financial Statements....................F4 - F10

                            On the Go Healthcare, Inc.

                            Consolidated Balance Sheet

                   January 31, 2004(Unaudited) and July 31, 2003

                                                        ----------   ---------
                                                        January 31,   July 31,
                                                           2004         2003
                                                        ----------   ---------
Assets
Current assets:
        Cash                                            $  273,537   $     762
        Accounts receivable                                389,780      21,760
        Inventory                                          148,777      78,197
        Prepaid expenses                                   266,532     116,797
                                                        ----------    --------
Total current assets                                     1,078,626     217,516
Property and equipment, net of accumulated amortization    158,321      40,167
                                                        ----------    --------
Total assets                                            $1,236,947   $ 257,683
                                                        ==========   =========

Liabilities and Stockholders' Equity
Current liabilities:
        Bank indebtedness                               $   86,874    $ 12,457
        Accounts payable                                   278,024      43,574
        Accrued liabilities                                  8,721       4,969
        Notes payable to related parties                     4,404      17,172
                                                        ----------   ---------
Total current liabilities                                  378,023      78,172

Notes payable to related parties                           100,000     108,693
                                                        ----------   ---------
Total liabilities                                          478,023     186,865
                                                        ----------   ---------

Stockholders' equity:
        Common stock; $.0001 par value; 100,000,000 shares
          authorized; 44,543,500(July 31,2003 - 37,653,500)
          issued and outstanding                             4,454       3,766
        Additional paid-in capital                       1,898,515     794,075
        Treasury stock                                           0     (21,243)
        Accumulated other comprehensive (loss)             (11,603)       (965)
        Accumulated deficit                             (1,132,442)   (704,815)
                                                        ----------   ---------
Total stockholders' equity                                 758,924      70,818
                                                        ----------   ---------

                                                        $1,236,947   $ 257,683
                                                        ==========   =========







The accompanying notes are an integral part of the consolidated
financial statements.                                                       F1

                            On the Go Healthcare, Inc.

                     Consolidated Statements of Operations and

                      Comprehensive (loss) Income (Unaudited)



                                    Three Months Ended       Six Months Ended
                                         January 31,            January 31,
                                   --------------------------------------------
                                      2004        2003        2004        2003
                                   --------------------------------------------


Sales
   Healthcare                       56,322      14,586      87,523      35,048
   Computer                        751,469           0     982,118           0
                                ----------  ----------  ----------  ----------
                                  $807,791    $ 14,586  $1,069,641  $   35,048
                                ----------  ----------  ----------  ----------
   Cost of sales
     Healthcare                     19,266       7,109      33,872      14,917
     Computer                      621,201           0     819,384           0
                                ----------  ----------  ----------  ----------
                                   640,467       7,109     853,256      14,917
                                ----------  ----------  ----------  ----------

Gross profit                       167,324       7,477     216,385      20,131

Selling, general and administrative
    expenses                       380,517      38,751     580,740      69,050
                                   --------------------------------------------

Loss before income taxes          (213,193)    (31,274)   (364,355)    (48,919)
    Financing costs                 18,706           0      63,272           0
    Income taxes                         0           0           0           0
                                   --------------------------------------------
Net loss                          (231,899)    (31,274)   (427,627)    (48,919)
                                 ==============================================

Net loss per common share         $   (.01)   $   (.00)   $   (.01)   $   (.00)
                                 ==============================================

Weighted average number of
common shares outstanding        40,822,143  29,613,500  40,550,205  29,613,500
                                 ==============================================













The accompanying notes are an integral part of the consolidated
financial statements.                                                       F2

                            On the Go Healthcare, Inc.

                 Consolidated Statements of Cash Flows (Unaudited)


                                                              Six Months Ended
                                                                 January 31,
                                                            -------------------
                                                                2004      2003
                                                            -------------------
Operating activities
        Net loss                                           $(427,627)  (48,919)
                                                            -------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Amortization                                      17,668    11,707
            Shares issued in consideration of services
              rendered                                       375,050    24,078
            Stock options issued in consideration
              of services rendered                            73,287         0
            Financing costs                                   61,266         0
            Capital contribution of interest free loan         1,594         0
           (Increase) decrease in:
               Accounts receivable                          (168,203)      320
               Inventory                                     (30,972)   (3,357)
               Prepaid expenses                             (146,460)  (17,791)
            Increase (decrease) in:
               Accounts payable                               (6,360)   (6,294)
               Accrued liabilities                             8,849         0
                                                            -------------------
        Total adjustments                                    185,719     8,663
                                                            -------------------
        Net cash used by operating activities               (241,908)  (40,256)
                                                            -------------------
Investing activities
        Acquisition of equipment                             (69,067)        0
                                                            -------------------
        Net cash used by investing activities                (69,067)        0
                                                            -------------------
Financing activities
        Increase (decrease) in bank indebtedness              (6,068)      933
        Proceeds on sale of capital stock net of expenses    618,215         0
        Issue costs on shares issued for cash                 (3,041)        0
        Payments on notes payable to related party           (31,537)   (4,763)
        Proceeds from loan payable to related party            2,820    44,191
                                                            -------------------
        Net cash provided by financing activities            580,389    40,361
                                                            -------------------
Effect of exchange rate changes on cash                        3,361        16
                                                            -------------------
Net (decrease) increase in cash                              272,775       121
Cash at beginning of period                                      762         0
                                                            -------------------

Cash at end of period                                       $273,537  $    121
                                                            ===================
Supplemental disclosures of cash flow information and noncash financing activities:
        Income taxes paid (refunded)                        $      0  $      0
                                                            -------------------
        Interest paid                                          2,117         0
                                                            -------------------



The accompanying notes are an integral part of the consolidated
financial statements.                                                       F3

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Six Months Ended January 31, 2004 and 2003 (Unaudited)




1.      Financial Statements


        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2004, results of operations for the three and six month periods ended January 31, 2004 and 2003, and cash flows for the six months ended January 31, 2004 and 2003. Results for the six month periods are not necessarily indicative of fiscal year results.

        The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended
        July 31, 2003.

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

              Six Months Ended January 31, 2004 and 2003 (Unaudited)


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

        The Company operates in the manufacturing and distribution of healthcare products segment throughout Canada. Through its current acquisition, the company also is a computer hardware distributor. The corporate headquarters is located in Ontario, Canada.


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

        The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

              Six Months Ended January 31, 2004 and 2003 (Unaudited)


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

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for the Company for the year ending July 31, 2003. The adoption of SFAS 146 did not have a significant effect on the Company's financial statement presentation or disclosure.

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

              Six Months Ended January 31, 2004 and 2003 (Unaudited)


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

                                                                             F7

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Six Months Ended January 31, 2004 and 2003 (Unaudited)


7.      Property and Equipment

        Property and equipment consist of the following as of;


                                            January 31,      July 31,
                                                  2004          2003
                                              --------       --------
               Machinery and equipment        $117,553        $75,347
               Office equipment                 36,185         10,074
               Computer software                42,823          9,942
               Computer hardware                11,761          2,261
               Leasehold improvements           28,339          4,854
                                              --------       --------
                                               236,661        102,478
               Less accumulated depreciation    78,340         62,311
                                              --------       --------
                                              $158,321        $40,167
                                              ========       ========

8.      Bank indebtedness

        The company has a line of credit in the amount of $18,000 that bears interest at the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors. This credit facility was not used as of January 31, 2004. Upon the acquisition of the operating assets and liabilities of Compuquest Inc.(Computer Division), the company assumed the liability to repay that entity's outstanding bank indebtedness. The company has not signed an agreement with the bank for the $150,000 (Cdn$) line of credit of Compuquest Inc. The line of credit is secured by a personal guarantee of the director of Compuqest Inc. The bank indebtedness as of January 31, 2004 was solely for the Compuquest Inc. line of credit.


9.      Capital Stock

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

        During the second quarter, the company issued 2,625,777 common shares for a total consideration of $345,315 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $17,132, has been treated as a financing expense. A total of $3,041 of issue expenses have been paid.

        The company has issued 2,690,000 common shares for product marketing services, general financial and other services. The shares at the fair market value of the shares on the date of issue aggregated $375,050. The services are to be rendered over a period commencing November 2003 and are for a period of between 6 months and 1 year. The cost of the services will be expensed from the commencement of the agreements and over their term.

        In the second quarter, the company issued 200,000 common shares upon the exercise of an option granted in July 2003.

                                                                             F8

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Six Months Ended January 31, 2004 and 2003 (Unaudited)


10      Stock options

        The company issued 650,000 options exercisable for one year until April 24, 2004 at an exercise price of $.20 per share. The value of the options has been estimated to be $1,387 using a risk-free interest rate of 1.27%, expected life of 1 year, expected dividend yield of 0% and an expected volatility of 150%.

        On July 15, 2003, a consultant was issued an option to acquire 200,000 common shares at an exercise price of $.05 per share with an expiry of July 15, 2005. The option was issued in consideration of services rendered to the company. The value of the option has been estimated to be $12,278 computed based on the Black Scholes model, using a fair market value price of $.082 per share, volatility of 137% and a riskless interest rate of 1.35%. The shares were issued in second quarter.

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

        In November 2003, the company issued an option to acquire 100,000 common shares at an exercise price of $.10 per share with an expiry of November 21, 2004. The option was issued in consideration of services to be rendered to the company. The value of the option has been estimated to be $8,000.


11      Net loss per share

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


12      Cash flow

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

                                                                             F9

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Six Months Ended January 31, 2004 and 2003 (Unaudited)


13      Commitment

        On July 21, 2003, the company signed an agreement for the issuance of common shares pursuant to an equity line of credit agreement. The agreement was cancelled an a new agreement signed on February 27,2004


14      Subsequent events

        On February 27,2004, the company entered into a new equity line agreement for $5 million with Dutchess Private Equities Fund, L.P.

        On March 11, 2004, the notes payable to related parties were amended to provide for the right of the holder to convert the loan into restricted common shares of the company at 75% of the fair market value at the date of conversion. The loan is non-interest bearing, has a term of two years and has no specific terms of repayment.

15      Operating Segments

        Information about operating segments is as follows;

                                           -------------------------
                                                   January 31,
                                               2004           2003
                                           -------------------------
        Revenues:
                Health care products       $   87,523     $   35,048
                Computer hardware             982,118              0
                                           -----------    -----------
                                           $1,069,641     $   35,048
                                           ===========    ===========
        Loss from Operations:
                Health care products       $ (390,184)    $  (48,919)
                Computer hardware             (37,443)             0
                                           -----------    -----------
                                           $ (427,627)    $  (48,919)
                                           ===========    ===========
        Identifiable Assets:
                Health care products       $  735,704     $  213,525
                Computer hardware             501,243              0
                                           -----------    -----------
                                           $1,236,947     $  213,525
                                           ===========    ===========


                                                                            F10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the accompanying notes.

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


Critical Accounting Policies and Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, and impairment of long-term assets, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Consolidated Financial Statements:

        We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101 as modified by SAB 104. Under
        SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

        Loss contingencies arise in the ordinary course of business. In determining loss contingencies, we evaluate the likelihood of the loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of such loss. We accrue for an estimated loss contingency when it is probable that a liability has been incurred or an assethas been impaired and the amount of the loss can be reasonably estimated.

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

        We assess the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the assets.

        We account for stock-based employee compensation plans under the recognition and measurement principles of Financial Accounting Standards 123.


For the Six Months Ended January 31, 2004 and January 31, 2003


Revenues

        Revenues from sales of healthcare products increased from $35,048 for the six months ended January 31, 2003 to $87,523 for the six months ended January 31, 2004. This increase is attributable to the sales efforts to distribute through drug store chains and our distributor in the United States. Sales from our computer division are attributable to the acquisition of the operating assets and liabilities of Compuquest Inc.


Cost of Sales

        Cost of sales of our healthcare division increased to $33,872 for the six months ended January 31, 2004 from $14,917 for the comparable period in 2003. The increase in cost of sales is due to the increase in sales revenue. The cost of sales due to the computer division was $819,384 in the year to date.


Selling, General and Administrative Expenses

        Expenses increased from $69,050 for the six months ended
        January 31, 2003 to $580,740 for the six months ended January 31, 2004. The increase can be mainly attributed to the acquisition of our computer hardware division ($95,428), consulting fees ($237,888) management salaries ($85,287) and rental of equipment costs ($40,000). The company has been investing in marketing research, infrastructure and its website to position the company for expansion and growth. The increase in management salaries is due to the increased activity in the company.

Net loss

        We experienced an increase in our net loss from $48,919 to $427,627 for the six months ended January 31, 2004. Among the significant items impacting the current quarter were increased selling, general and administrative expenses ($511,690) and financing costs ($63,272), offset by the increase in gross profit due to the increase in sales revenue. The company has been investing in marketing research, infrastructure and its website to position the company for expansion and growth.




For the Three Months Ended January 31, 2004 and January 31, 2003

Revenues

        Revenues from sales of healthcare products increased from $14,586 for the three months ended January 31, 2003 to $56,322 for the three months ended January 31, 2004. This increase is attributable to the sales efforts to distribute through drug store chains and our distributor in the United States. Sales from our computer division are attributable to the acquisition of the operating assets and liabilities of Compuquest Inc.


Cost of Sales

        Cost of sales of our healthcare division increased to $19,266 for the three months ended January 31, 2004 from $7,109 for the comparable period in 2003. The increase in cost of sales is due to the increase in sales revenue. The cost of sales due to the computer division was $621,201 in the current quarter.


Selling, General and Administrative Expenses

        Expenses increased from $38,751 for the three months ended
        January 31, 2003 to $380,517 for the three months ended
        January 31, 2004. The increase can be mainly attributed to the acquisition of our computer hardware division ($62,333), consulting fees ($198,515) management salaries ($20,000) and rental of equipment costs ($20,000). The company has been investing in marketing research, infrastructure and its website to position the company for expansion and growth. The increase in management salaries is due to the increased activity in the company.

Net loss

        We experienced an increase in our net loss from $31,274 to $231,899 for the three months ended January 31, 2004. Among the significant items impacting the current quarter were increased selling, general and administrative expenses ($341,766) and financing costs ($18,706), offset by the increase in gross profit due to the increase in sales revenue. The company has been investing in marketing research, infrastructure and its website to position the company for expansion and growth.

Liquidity and Capital Resources

        Current assets totaled $1,078,626 as of January 31, 2004 an increase of approximately $861,000 over the July 31, 2003 amount of $217,516. The increase is due primarily to accounts receivable and inventory related to the acquisition in October 2003 of a computer hardware distributor ($421,889). The balance of the increase is the result of capital stock issued as part of the equity line of credit ($618,215) and the net cash loss from operations.

        Current liabilities totaled $378,023 as of January 31, 2004 an increase of approximately $300,000 as compared with $78,172 at July 31, 2003. The increase was primarily attributable to the acquisition of the liabilities of the computer hardware distributor ($288,848).

        For the six months ended January 31, 2004, the cash required for operations was $241,908 as compared to $40,256 for the six months ended January 31, 2003. The increase in the cash requirement is due to the increase in accounts receivable and inventory related to the operations of the computer division.

        For the six months ended January 31, 2004, we have invested in additions to property and equipment of $69,067 as compared to Nil for the six months ended January 31, 2003. The acquisitions are related to modifying our premises to accommodate the acquisition of the computer division and equipment to improve the efficiency of the healthcare division.

        For the six months ended January 31, 2004, we had cash provided by financing activities of $580,389 as compared to cash provided by financing activities of $40,361 for the six months ended
        January 31, 2003. The primary source of financing has been common shares issued as part of an Investment Agreement for an equity credit line. A portion of the proceeds on the sale of capital stock has been used to reduce bank debt and repay loans to related parties. In the six months ended January 31, 2003, we received $44,191 from loans from related parties.

        To January 31, 2004, we have not been profitable and have experienced negative cash flows from operations. Operations have been financed through the issuance of stock and loans from related parties.

        On July 21, 2003, we signed an Investment Agreement for the issuance of common shares pursuant to an equity line of credit agreement. The quantity of shares to be issued were limited by the volume of shares traded and the price determined at 94% of the average of the three lowest closing best bids during the pricing period. We used $608,215 of the Equity Line through February 16, 2004. This Agreement was replaced by a new equity line of credit agreement dated
        February 27,2004, in the amount of $5 million.

        For the next 12 months, we expect the primary sources of liquidity for us to be funds generated by our Equity line. The company has access to a credit facility of $115,000 supported by a personal
        guarantee of a director of the company.   We believe that we have
        sufficient funds to fund our operations for a minimum of 12 months.
        If the equity line does not provide adequate resources for our operating needs, it is highly unlikely that we will be able to obtain alternate debt financing on commercially reasonable terms given our operating history and current financial position. Additionally, the terms of the Equity line with Dutchess prohibit us from selling our stock below market price for one year after this registration statement is declared effective by the SEC, unless we receive written consent from Dutchess. As a result, it is highly unlikely that we will be able to raise funds through the sale of equity during that 12 month period.

        The acquisition of our Computer division October 1, 2003 is expected to generate positive cash flows from operations by 3rd quarter.

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



Dated: March 12, 2004