Form 10QSB
period 2004-04-30
ON THE GO HEALTHCARE INC
filed 2004-06-14
CIK 1126302

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

                                    (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

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


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No  [   ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,505,315 shares of Common Stock, par value $0.0001 per share were outstanding as of June 11, 2004.

                            ON THE GO HEALTHCARE, INC.

                                      INDEX

                                   FORM 10-QSB




PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of April 30, 2004 (Unaudited)........F1
         Consolidated Statements of Operations and Comprehensive
          (loss) Income for the Three and Nine Months Ended
           April 30, 2004 and 2003 (Unaudited)..............................F2
         Consolidated Statements of Cash Flows for the Nine Months Ended
           April 30, 2004 and 2003 (Unaudited)..............................F3
         Notes to Consolidated Financial Statements...................F4 - F10


Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................4

Item 3   Controls and Procedures ............................................7

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

Item 4. - Submission of Matters to a Vote of Securities Holders..............8

Item 5. - Other Information .................................................8

Item 6. - Exhibits and Reports on Form 8-K...................................8

Signatures...................................................................9

                          PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            On the Go Healthcare, Inc.

                          Consolidated Financial Statements

              Nine Months Ended April 30, 2004 and 2003 (Unaudited)








Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of April 30, 2004 (Unaudited).........F1
        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Nine Months Ended April 30, 2004
          and 2003 (Unaudited)..............................................F2
        Consolidated Statements of Cash Flows for the Nine Months Ended
                April 30, 2004 and 2003 (Unaudited).........................F3
        Notes to Consolidated Financial Statements....................F4 - F10

                            On the Go Healthcare, Inc.

                            Consolidated Balance Sheet

                  April 30, 2004 (Unaudited) and July 31, 2003



                                                       ----------   ---------
                                                        April 30,     July 31,
                                                           2004         2003
                                                        ----------   ---------
Assets
Current assets:
        Cash                                            $  165,469   $     762
        Accounts receivable                                548,047      21,760
        Inventory                                          159,682      78,197
        Prepaid expenses                                   132,785     116,797
                                                        ----------    --------
Total current assets                                     1,005,983     217,516
Property and equipment, net of accumulated amortization    220,179      40,167
                                                        ----------    --------
Total assets                                            $1,226,162   $ 257,683
                                                        ==========   =========

Liabilities and Stockholders' Equity
Current liabilities:
        Bank indebtedness                               $        0    $ 12,457
        Accounts payable                                   453,712      43,574
        Accrued liabilities                                 24,595       4,969
        Notes payable to related parties                         0      17,172
                                                        ----------   ---------
Total current liabilities                                  478,307      78,172

Notes payable to related parties                                 0     108,693
                                                        ----------   ---------
Total liabilities                                          478,307     186,865
                                                        ----------   ---------

Stockholders' equity:
        Common stock; $.0001 par value; 100,000,000 shares
          authorized; 51,469,967(July 31,2003 - 37,653,500)
          issued and outstanding                             5,147       3,766
        Additional paid-in capital                       2,261,014     794,075
        Treasury stock                                           0     (21,243)
        Accumulated other comprehensive (loss)             (42,841)       (965)
        Accumulated deficit                             (1,475,465)   (704,815)
                                                        ----------   ---------
Total stockholders' equity                                 747,855      70,818
                                                        ----------   ---------

                                                        $1,226,162   $ 257,683
                                                        ==========   =========






The accompanying notes are an integral part of the consolidated
financial statements.                                                       F1

                            On the Go Healthcare, Inc.

                     Consolidated Statements of Operations and

                      Comprehensive (loss) Income (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                         April 30,                April 30,
                                   --------------------------------------------
                                      2004        2003        2004        2003
                                   --------------------------------------------


Sales
   Healthcare                       32,654      23,264     120,177      58,312
   Computer                        994,487           0   1,976,605           0
                                ----------  ----------  ----------  ----------
                                $1,027,141    $ 23,264  $2,096,782  $   58,312
                                ----------  ----------  ----------  ----------
   Cost of sales
     Healthcare                     14,480       9,485      48,352      24,402
     Computer                      880,194           0   1,699,578           0
                                ----------  ----------  ----------  ----------
                                   894,674       9,485   1,747,930      24,402
                                ----------  ----------  ----------  ----------

Gross profit                       132,467      13,779     348,852      33,910

Selling, general and administrative
    expenses                       422,771      98,000   1,003,511     167,050
                                   --------------------------------------------

Loss before income taxes          (290,304)    (84,221)   (654,659)   (133,140)
    Financing costs                 52,719           0     115,991           0
    Income taxes                         0           0           0           0
                                   --------------------------------------------
Net loss                          (343,023)    (84,221)   (770,650)   (133,140)
                                 ==============================================

Net loss per common share         $   (.01)   $   (.00)   $   (.02)   $   (.00)
                                 ==============================================

Weighted average number of
common shares outstanding        47,887,309  31,200,972  42,972,406  30,131,027
                                 ==============================================













The accompanying notes are an integral part of the consolidated
financial statements.                                                       F2

                            On the Go Healthcare, Inc.

                 Consolidated Statements of Cash Flows (Unaudited)


                                                              Nine Months Ended
                                                                  April 30,
                                                            -------------------
                                                                2004      2003
                                                            -------------------

Operating activities
        Net loss                                           $(770,650) (133,140)
                                                            -------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Amortization                                      36,206    15,635
            Shares issued in consideration of services
              rendered                                       467,050   130,775
            Stock options issued in consideration of
              services rendered                               73,287     1,387
            Financing costs                                  112,457         0
            Capital contribution of interest free loan         1,594         0
           (Increase) decrease in:
               Accounts receivable                          (343,970)   (4,848)
               Inventory                                     (47,160)  (10,937)
               Prepaid expenses                              (17,856)  (56,225)
            Increase (decrease) in:
               Accounts payable                              183,581    (1,734)
               Accrued liabilities                            25,464         0
                                                            -------------------
        Total adjustments                                    490,653    74,053
                                                            -------------------
        Net cash used by operating activities               (279,997)  (59,087)
                                                            -------------------
Investing activities
        Acquisition of property and equipment               (156,502)        0
                                                            -------------------
        Net cash used by investing activities               (156,502)        0
                                                            -------------------
Financing activities
        Increase (Decrease) in bank indebtedness             (92,486)      759
        Proceeds on sale of capital stock net of expenses    738,215         0
        Issue costs on shares issued for cash                 (3,041)        0
        Payment on note payable to related parties           (35,393)   (4,763)
        Proceeds from loan payable to related parties          2,820    64,338
                                                            -------------------
        Net cash provided by financing activities            610,115    60,334
                                                            -------------------

Effect of exchange rate changes on cash                       (8,909)       66
                                                            -------------------

Net increase in cash                                         164,707     1,313

Cash at beginning of period                                      762         0
                                                            -------------------

Cash at end of period                                       $165,469  $  1,313
                                                            ===================
Supplemental disclosures of cash flow information

        Income taxes paid (refunded)                        $      0  $      0
                                                            -------------------
        Interest paid                                          2,975         0
                                                            -------------------




The accompanying notes are an integral part of the consolidated
financial statements.                                                       F3

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Nine Months Ended April 30, 2004 and 2003 (Unaudited)

1.      Financial Statements


        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2004, results of operations for the three and nine month periods ended April 30, 2004 and 2003, and cash flows for the nine months ended April 30, 2004 and 2003. Results for the nine month periods are not necessarily indicative of fiscal year results.

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

2.      Management's Plans

        The company's cash flow requirements are supported by a financing agreement for an equity line of credit.

        During October 2003, the company's subsidiary acquired the operating assets and liabilities of a computer hardware distributor
        Compuquest Inc.

        On May 18, 2004, the company signed an agreement to acquire substantially all of the assets and assume the liabilities of Vital Baby Innovations Inc. The acquisition is expected to close June 2004.

        Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.


3.      Acquisition

        During October 2003, the company, through its wholly owned subsidiary,The International Mount Company, Ltd. acquired the operating assets and assumed the operating liabilities of Compuquest Inc., a computer hardware distributor. The results of the computer hardware distribution operations has been included in the operations of the company from October 1, 2003. The investment has been accounted for by the purchase method as follows;

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

              Nine Months Ended April 30, 2004 and 2003 (Unaudited)


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

              Nine Months Ended April 30, 2004 and 2003 (Unaudited)





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

        The company accounts for stock-based employee compensation plans under the recognition and measurement principles of Financial Accounting Standards 123

        The Company applies Financial Accounting Standards Boards ("FASB") statement No.131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in two operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use

6       Recent pronouncements

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



                                                                            F6

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Nine Months Ended April 30, 2004 and 2003 (Unaudited)

7       Property and Equipment

        Property and equipment consist of the following as of;

                                               April 30       July 31,
                                                   2004          2003
                                               --------       --------
                Machinery and equipment        $187,062        $75,347
                Office equipment                 37,078         10,074
                Computer software                48,557          9,942
                Computer hardware                11,761          2,261
                Leasehold improvements           39,639          4,854
                                               --------       --------
                                                324,097        102,478
                Less accumulated depreciation   103,918         62,311
                                               --------       --------
                                               $220,179        $40,167
                                               ========       ========



8       Bank indebtedness

        The company has a line of credit in the amount of $18,000 that bears interest at the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors. This credit facility was not used as of April 30, 2004.


9       Capital Stock

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

        During the third quarter, the company issued 1,293,140 common shares for a total consideration of $120,000 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $17,858, has been treated as a financing expense.


                                                                            F7

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Nine Months Ended April 30, 2004 and 2003 (Unaudited)



        During the third quarter, the company issued 3,333,333 common shares for a total consideration of $100,000 as a conversion of the Notes payable. The difference between the fair market value of the shares at the time of their issue and the Notes payable converted, $33,333, has been treated as a financing expense.

        The company issued 700,000 common shares for product marketing and design. The value of the shares on the date of issue aggregated $28,000. The services are to be rendered over a period commencing March 2004 and are for periods of between 6 months and 1 year. The cost of the services will be expensed from the commencement of the agreements to July 31, 2004.

        The company has committed to issue 1,600,000 common shares for product marketing, design, warehouse logistics, and product acquisition services. The value of the shares on the date of issue aggregated $64,000. The services are to be rendered over a period commencing March 2004 and are for periods of between 6 months and 1 year. The cost of the services will be expensed from the commencement of the agreements to July 31, 2004.


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

11      Net loss per shares

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

              Nine Months Ended April 30, 2004 and 2003 (Unaudited)

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


        The company issued 3,333,333 common shares upon the conversion of Notes payable in the amount of $100,000. This has not been included on the cash flow statement.


13      Commitment

        On February 27,2004, the company entered into a new equity line agreement for $5 million with Dutchess Private Equities Fund, L.P. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing best bids during the pricing period.

14      Subsequent events

        On May 18, 2004, the company signed an agreement to acquire substantially all of the assets and assume the liabilities of Vital Baby Innovations Inc. The acquisition is expected to close June 2004.

        Subsequent to the third quarter, the company issued 1,035,348 common shares for a total consideration of $105,000 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $21,261, will be treated as a financing expense.


                                                                            F9

                            On the Go Healthcare, Inc.

                    Notes to Consolidated Financial Statements

              Nine Months Ended April 30, 2004 and 2003 (Unaudited)


15      Operating Segments

        Information about operating segments is as follows;

                                           -------------------------
                                                    April 30
                                               2004           2003
                                           -------------------------
        Revenues:
                Health care products       $  120,177     $   58,312
                Computer hardware           1,976,605              0
                                           -----------    -----------
                                           $2,096,782     $   58,312
                                           ===========    ===========
        Income (loss) from Operations:
             Three months ended
                Health care products       $ (346,245)    $  (84,221)
                Computer hardware               3,222              0
                                           -----------    -----------
                                             (343,023)       (84,221)
                                           ===========    ===========
        Loss from Operations:
             Nine months ended
                Health care products       $ (736,429)    $ (133,140)
                Computer hardware             (34,221)             0
                                           -----------    -----------
                                           $ (770,650)    $ (133,140)
                                           ===========    ===========
        Identifiable Assets:
                Health care products       $  534,393     $  282,533
                Computer hardware             691,769              0
                                           -----------    -----------
                                           $1,226,162     $  282,533
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

            Cautionary Statement Regarding Forward-Looking Statements

        This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance and other risks described in our annual report on Form 10-KSB and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.


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


        Results of Operations for the Nine Months Ended April 30, 2004 and April 30, 2003


        Revenues

        Revenues from sales of healthcare products increased from $58,312 for the nine months ended April 30, 2003 to $120,177 for the nine months ended April 30, 2004. This increase is attributable to our sales efforts to distribute our products through drug store chains and our distributor in the United States.

        Revenues from sales from our computer division were $1,976,605 for the nine months ended April 30, 2004. We had no sales from computer products in the nine months ended April 30, 2003. Sales from our computer division are attributable to the acquisition of the operating assets and liabilities of Compuquest Inc. in October 2003.

        Cost of Sales

        Cost of sales of our healthcare division increased to $48,352 for the nine months ended April 30, 2004 from $24,402 for the comparable period in 2003. The increase in cost of sales is due to the increase in sales revenue.

        The cost of sales due to the computer division was $1,699,578 for the nine months ended April 30, 2004. Cost of Sales from our computer division are attributable to the acquisition of the operating assets and liabilities of Compuquest Inc. in October 2003.

        Selling, General and Administrative Expenses

        Selling, General and Administrative Expenses increased from $167,050 for the nine months ended April 30, 2003 to $1,003,511 for the nine months ended April 30, 2004. Selling, General and Administrative Expenses for the nine months ended April 30, 2004 can be mainly attributed to the acquisition of our computer hardware division ($175,000), consulting fees ($458,000) management salaries ($105,287) and rental of equipment costs ($60,000). We have been investing in marketing research, infrastructure and our website to position the company for expansion and growth. The increase in management salaries is due to the increased activity in the company and new employees.

        Net loss

        We experienced an increase in our net loss from $133,140 for the nine months ended April 30, 2003 to $770,650 for the nine months ended April 30, 2004. Among the significant items impacting the current quarter were increased Selling, General and Administrative expenses of $836,461 and financing costs of $115,991,offset by the increase in gross profit due to the increase in sales revenue. We have been investing in marketing research, infrastructure and our website to position the company for expansion and growth. As discussed in the commentary for the three months ended April 30, 2004, the Computer Hardware division became profitable in the quarter ended
        April 30, 2004.


        Results of Operations for the Three Months Ended April 30, 2004 and April 30, 2003


        Revenues

        Revenues from sales of healthcare products increased from $23,264 for the three months ended April 30, 2003 to $32,654 for the three months ended April 30, 2004. This increase is attributable to our sales efforts to distribute our products through drug store chains and our distributor in the United States.

        Revenues from sales from our computer division were $994,487 for the three months ended April 30, 2004. We had no revenues for the three month period ended April 30, 2003. Revenues from our computer division are attributable to the acquisition of the operating assets and liabilities of Compuquest Inc. in October 2003.

        Cost of Sales

        Cost of sales of our healthcare division increased to $14,480 for the three months ended April 30, 2004 from $9,485 for the comparable period in 2003. The increase in cost of sales is due to the increase in sales revenue.

        The cost of sales due to the computer division was $880,194 in the three months ended April 30, 2004. Cost of Sales from our computer division are attributable to the acquisition of the operating assets and liabilities of Compuquest Inc. in October 2003.

        Selling, General and Administrative Expenses

        Selling, General and Administrative Expenses increased from $98,000 for the three months ended April 30, 2003 to $422,771 for the three months ended April 30, 2004. The increase can be mainly attributed to the acquisition of our computer hardware division ($80,000), consulting fees ($220,000), management salaries ($20,000) and rental of equipment costs ($20,000). We have been investing in marketing research, infrastructure and our website to position the company for expansion and growth. The increase in management salaries is due to the increased activity in the company and new employees.

        Net loss

        We experienced an increase in our net loss from $84,221 for the three months ended April 30, 2003 to $343,023 for the three months ended April 30, 2004. Among the significant items impacting the current quarter were increased selling, general and administrative expenses of $324,771 and financing costs of $52,719, offset by the increase in gross profit due to the increase in sales revenue. We have been investing in marketing research, infrastructure and its website to position the company for expansion and growth.

        In the quarter ended April 30, 2004, the Computer Hardware division has become profitable and is contributing to cash flow from operations.

        Liquidity and Capital Resources

        Current Assets totaled $1,005,983 as of April 30, 2004 an increase of $788,467 over the July 31, 2003 amount of Current Assets of $217,516. The increase is due primarily to accounts receivable and inventory related to the acquisition in October 2003 of Compuquest Inc. ($575,526). The balance of the increase is the result of capital stock issued as part of the equity line of credit ($738,215) offset by the net cash loss from operations.

        Current Liabilities totaled $478,307 as of April 30, 2004 an increase of $400,135 as compared with $78,172 at July 31, 2003. The increase was primarily attributable to the acquisition of the liabilities of Compuquest Inc. ($385,080).


        For the nine months ended April 30, 2004, the cash required for operations was $279,997 as compared to $59,087 for the nine months ended April 30, 2003. The increase in the cash requirement is due to the increase in accounts receivable and inventory related to the operations of the computer division.

        For the nine months ended April 30, 2004, we have invested in additions to property and equipment of $156,502 as compared to $0 for the nine months ended April 30, 2003. The acquisitions are related to modifying our premises to accommodate the acquisition of Compuquest Inc. and equipment to improve the efficiency of the healthcare division.

        For the nine months ended April 30, 2004, we had cash provided by financing activities of $610,115 as compared to cash provided by financing activities of $60,334 for the nine months ended
        April 30, 2003. The primary source of financing has been common shares issued as part of an Investment Agreement for an equity credit line. A portion of the proceeds on the sale of capital stock has been used to reduce bank debt and repay loans to related parties.

        To April 30, 2004, we have not been profitable and have experienced negative cash flows from operations. Operations have been financed through the issuance of stock and loans from related parties.

        On February 27, 2004, we signed an Investment Agreement for the issuance of common shares pursuant to an equity line of credit agreement for a total amount of $5 million. The quantity of shares to be issued were limited by the volume of shares traded and the price determined at 94% of the average of the three lowest closing best bids during the pricing period. We used $120,000 of the Equity Line through April 30, 2004.

        For the next 12 months, we expect the primary sources of liquidity for us to be funds generated by our Equity line. We believe that we have sufficient funds to fund our operations for a minimum of 12 months. If the equity line does not provide adequate resources for our operating needs, it is highly unlikely that we will be able to obtain alternate debt or equity financing on commercially reasonable terms given our operating history and current financial position. Additionally, the terms of the Equity line with Dutchess prohibit us from selling our stock below market price for one year after our registration statement is declared effective by the SEC, unless we receive written consent from Dutchess. Our registration statement was declared effective on March 10, 2004. As a result, it is highly unlikely that we will be able to raise funds through the sale of equity during the next 10 month period.

Item 3. Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

        9(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

        9(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1 Legal Proceedings

        We are not involved in any legal proceedings that are material to our business or financial condition. We are not aware of any pending or threatened legal proceedings that are or could be material to our business or financial condition.


Item 2. Changes in Securities and Use of Proceeds

        Not applicable.


Item 3. Defaults Upon Senior Securities

        Not applicable.


Item 4. Submission of Matters to Vote of Security Holders

        No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the three months ended April 30, 2004.


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

         3.1 Articles of Incorporation of On The Go Healthcare, Inc.( filed as
             Exhibit 3.1 to our Form SB-2 filed on May 24,2001 and incorporated herein by reference).

         3.2 By-laws of On The Go Healthcare, Inc. (filed as Exhibit 3.4 to our Form SB-2 filed on May 24, 2001 and incorporated herein by reference).

         3.3 Certificate of Amendment of the Certificate of Incorporation of On The Go Healthcare, Inc.

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K

             On March 12, 2004, we filed an 8-K pursuant to the issuance of a press release regarding its financial results for the quarter ended January 31, 2004.

SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 ON THE GO HEALTHCARE, INC.


                                                 By:/s/ Stuart Turk
                                                 ----------------------------
                                                 Stuart Turk, President, CEO
                                                 Chairman and Director



Dated: June 14, 2004