Form 10KSB
period 2004-07-31
ON THE GO HEALTHCARE INC
filed 2004-10-27
CIK 1126302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                      for the year ended July 31, 2004
                                       OR
[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          for the transition period from ___________ to ___________

                         Commission File Number: 333-61538

                            ON THE GO HEALTHCARE, INC.
         ---------------------------------------------------------------
        (Name of Small Business Issuer in its charter)

             DELAWARE                                         98-0231687
             --------                                         ----------
   (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                      Identification Number)

         85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2
             ------------------------------------------------------
                    (Address of Principal Executive Offices) (Zip Code)

  Issuer's telephone number, including area code: (905) 760-2987

  Securities Registered Pursuant to Section 12(b) of the Act:        None

  Securities Registered Pursuant to Section 12(g) of the Act:        None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

We generated $ 3,012,902 of gross revenues for the fiscal year ended
July 31, 2004. As of October 6, 2004, there were 1,004,488 shares of our common stock outstanding, 859,488 shares of which were held by non-affiliates. The aggregate market value of the our common stock held by non-affiliates was $1,933,848 based on the closing price of our common stock on October 6, 2004 of $2.25.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           ON THE GO HEALTHCARE, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED JULY 31, 2004

                                TABLE OF CONTENTS
PART I                                                                     PAGE

Item 1     Description of Business............................................1
Item 2     Description of Property............................................7
Item 3     Legal Proceedings..................................................7
Item 4     Submission of Matters to a Vote of Security Holders................7

PART II

Item 5     Market For Common Equity and Related Stockholder Matters...........8
Item 6     Management's Discussion and Analysis or Plan of Operation..........9
Item 7     Financial Statements..............................................17
Item 8     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................17
Item 8A    Controls and Procedures...........................................18

PART III

Item 9     Directors and Executive Officers..................................18
Item 10    Executive Compensation............................................20
Item 11    Security Ownership of Certain beneficial Owners and Management
             And Related Stockholder Matters.................................21
Item 12    Certain Relationships and Related Transactions....................22
Item 13    Exhibits..........................................................22
Item 14    Principal Accountant Fees and Services............................24
           Signatures........................................................24
           Financial Statements........................................F1 - F13

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

        We incorporated in the State of Delaware on July 21, 2000. We immediately acquired International Mount Company Limited, a private corporation owned and operated by Stuart Turk. International Mount shareholders received 16,000,000 shares of our common stock and a cash payment of $198 in exchange for all the issued and outstanding shares of International Mount's common stock, pursuant to a Share Exchange Agreement.

        In October 2003, we acquired the assets and liabilities of Compuquest Inc.("Compuquest") through our subsidiary International Mount. Compuquest was incorporated under the laws of Ontario, Canada in November 1989. Compuquest is an authorized dealer of computer hardware, software and peripherals for Acer America, AST Computer, Hewlett-Packard, Microsoft and Toshiba. We are designated an IBM Business Partner and obtained silver level dealer authorization for Hewlett-Packard/Compaq corporation in 2002.

        On June 1, 2004, we acquired the assets and liabilities of Vital Baby Innovations, Inc. ("Vital Baby"), a Canadian company headquartered in Toronto, Ontario, the exclusive distributor of the Heinz Baby Basics feeding accessories range and Sudocrem diaper rash cream in Canada.

OUR BUSINESS

       We conduct business directly through our International Mount subsidiary. Compuquest and Vital Baby are divisions of International Mount.

COMPUQUEST

        Compuquest is a valued-added reseller of the following computer and computer-related products:

        * Hardware:    Intel-based servers, personal computers, and laptops
                       supporting Windows, Macintosh, Unix, Linux, and Novell operating systems.

        * Peripherals: Printers, monitors, personal digital assistants, scanners, and other computer equipment related to the operation of computers, servers, and laptops.

        * Software:    Microsoft Windows and Apple Macintosh retail boxed
                       products that relate to the operation of computers, servers, and laptops. Those software products include the operating system sold separately as well as with the original hardware.

        * Supplies:    Toners, inks, ribbons, labels, papers and cleaning
                       products.

        All of the products sold by Compuquest are manufactured by others.

        Approximately 90% of our revenues in this division are derived from the sale of hardware and peripherals.

VITAL BABY

Our Vital Baby division manufactures the following products under the "On the Go" name:

        * Padded Training Seat: An ergonomically designed, cushioned seat placed on top of adult toilet seats to help toddlers with potty training.

        * Baby Bath: A bathtub with a contoured shape to cradle babies
          0-6 months.

        * Plastic carrying cases: one piece plastic carrying cases for discreet storage of pills, tampons or condoms.

International Mount acquired Vital Baby Innovations in June 2004. Vital Baby manufactures and markets the following products under the Heinz Baby Basics name:Eze Bib Disposable, Flow Nipples, Holding Handles, Angled Feeding Bottles, Bottle and Nipple Brush, Play and Splash Mat, Three Steps Trainer Cup, Insulated Bottle Traveller, Baby's 1st Spoons, First Cutlery Set, First Feeding Set, Baby's 1st Set Flexisoft spoon and bowl, Sticky Fingers Hand and Face wipes and distributes Sudocrem, an ointment for the protection, relief, and treatment of diaper rash.

Substantially all of the sales in our Vital Baby division are derived from our Heinz Baby Basics line.


SALES AND MARKETING


Computer products

        Our sales and marketing strategies have been created based on specific target markets. We have established a dedicated sales force composed of three full time sales representatives and two independent sales representatives, working solely on commission for our computer division. We have developed an extensive telemarketing program, consisting of telemarketing sales personnel located in Toronto, Ontario, to target financial, graphics, utility, and education sectors throughout North America. We are planning an expansion of our telemarketing program to enhance the sales and marketing efforts of our sales forces.

Our Compuquest division utilizes a professionally-produced business card CD-Media presentation product to market our authorized products and services.

        We developed a three-year sales and marketing plan that will focus on:

        (i) building on our successful relationships with customers and suppliers;
        (ii)   increasing market penetration through business to business and web based representation of newly sourced products, and
        (iii)  positioning ourselves as a rapid reactionary reseller able to use our leaner design to react to emergency requests from across North America;
        (iv) increasing market penetration through business to business and web based representation of our product offerings in a newly designed web portal on our web site.

Infant care products

        Our sales and marketing strategies have been created based on specific target markets. We have established a dedicated sales force composed of two full time sales representatives dedicated to our child products. We have developed an extensive telemarketing program, consisting of telemarketing sales personnel located in Toronto, Ontario, to target approximately 10,000 business customers including wholesale distribution networks and retail drug chains. As of September 15, 2004, our products are distributed to more than 3,600 retail locations. We are planning an expansion of our telemarketing program to enhance the sales and marketing efforts of our sales forces.

        We have also begun to expand our international marketing efforts. On March 29, 2004, we reached an agreement with Bibs n' Stuff, a British company, to assist us in developing our core products in European markets. We also have relationship with Juvenile Solutions Inc., to market our padded training seat in the United States.

        We have expanded our signature padded training potty seat line by adding an additional seat designed to fit European and Australian toilets. We plan to expand our international sales force consisting of independent commission-only representatives located overseas. We will also seek opportunities to enter into a multi-year, non-exclusive European, South American and South African distribution agreements for a range of our products.

        We market all our products using a variety of programs and materials including print advertising, product brochures, cooperative advertising programs and sales promotions to reinforce our ongoing commitment to satisfy the needs of our customers. We plan to develop a product line CD-ROM version of our catalog and expand our interactive Internet web site.

        We developed a three-year sales and marketing plan that will focus on:

        (i) increased representation and sales growth through retail locations;
        (ii) increasing our market share in our present market of North America and positioning ourselves as a contender in providing our products to our present market (North America), South America and other emerging markets, at the most economical price;
        (iii) building on our successful relationships with customers and suppliers;
        (iv) increasing market penetration through business to business and web based representation of newly sourced products, and
        (v) continuing negotiations with target corporations in related manufacturing and drug-chain businesses, leading to strategic alliances and acquisitions;
        (vi) increasing market penetration through business to business and web based representation of our product offerings in a newly designed web portal on our web site.

CUSTOMERS

        We market our computer products principally to Fortune 500 and 100
corporations.   We market our childcare products to the consumer market by distribution into drug store chains, mass merchandisers and department stores. In general, the dealers, wholesalers and retailers to whom we market our products also sell other similar products, some of which compete with our products.

        We do not depend on one or even a few major customers. We sell our products to customers of all sizes, from small businesses to large national chain pharmacies and our computer products to Fortune 500 and 100 corporations. As of October 6, 2004, we estimate that we had 800 customers and that our revenue mix is about 90% from Fortune 500 and 100 corporations and large national pharmacies, and 10% from independent retailers and wholesalers.

DISTRIBUTION / DEALER NETWORK

        We provide same-day and next-day services to all our customers in both the Compuquest and Vital Baby divisions. We have our truck deliver to our local customers and utilize same day and next day couriers such as FedEx, UPS and Purolator to meet our delivery commitments. We believe that our ability to continue to grow our revenue base depends in part upon our ability to provide our customers with efficient and reliable service.

        As of October 6, 2004, we distributed our products through one primary point of distribution located in Concord, Ontario, Canada. We also drop ship many of our computer products direct from our suppliers warehouse. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.

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

WHOLESALE OPERATIONS

        We currently sell certain of our childcare products wholesale to Bibs n' Stuff in England and Juvenile Solutions in the United States. Through our wholesale agreements we sell our products in bulk to these entities. In turn, these entities resell them. Wholesale operations currently represent 1% of our operations.

        Compuquest has no wholesale operations at this time.

        We intend, in certain markets, to wholesale product in lines other than those that will carry the On the Go labels. Because of our large purchasing power, we believe that we have the ability to make large volume purchases of manufacturer's clearance and ends-of-lines and the infrastructure to add bottom line value while levering off of these products. The products we intend to add fall into two categories: (i) accessories for our own products and (ii) plastic mold injection products that are more economical to source locally. We do not currently have any suppliers from whom we will buy any pre-made products but are actively reviewing items on an ongoing basis.

COMPETITION

        In both of our product lines, we compete with other manufacturers, distributors and value-added resellers who offer one or more products competitive with the products we sell. However, we believe that no single competitor serving our markets offers as competitive a price and range of products as ours. Our principal means of competition are our quality, reliability, and value-added services, including delivery and service alternatives.

        Unlike our competitors who rely on single direct from manufacturer supply channels, Compuquest partners with a wide range of distributor partners who can supply products from a large number of strategically placed warehouses throughout North America. Compuquest not only receives manufacturer-sponsored pricing assistance to establish and maintain a competitive pricing strategy, but we benefit from a better stocked supply channel than their direct from manufacturer competitors. Compuquest offers an extensive range of products surpassing that of other direct from manufacturer competitors. In partnering with a large and diverse distributor supply channel, we offer a wider range of products than our competitors who rely on direct relationships with the manufacturers they represent. While these direct relationships offer the benefit of more competitive pricing, they restrict, the ability of our competitors to deliver products to their customers in an acceptable time frame. We operate Compuquest on a smaller scale than our competitors allowing us greater flexibility to fulfill expedited same day and next day delivery requirements in a volatile market that demands fast service. We receive assistance from manufacturers and distributors alike to ensure our pricing remains competitive. But the personalized service to the customers, our scale to offer expedited delivery to our customers, and the assistance we receive from manufacturers and distributors to remain price competitive supports the assertion that we are positively differentiated from our competitors. We believe that these attributes combined with technological advances relating to our manufactured and proprietary products are favorable factors in competing with other manufacturers and value-added resellers such as:

        * EDS Systemhouse Inc.;
        * GE Capital Corporation; and
        * Compugen

        We believe that our competitors share approximately 20% of the corporate-based computer resale market governing hardware, software, peripherals, and supplies, including cartridges. Additionally, we believe they share over 40% of the service and support contracts pertaining to computers and their related hardware and software. Their domination of the computer service and support contracts helps them gain penetration into the resale market, business they would not otherwise have earned. Compuquest is unable to compete with the sales and support contract offerings of its competitors because its competitors have extensive office and personnel representation across Canada. Compuquest can compete by partnering with its manufacturing partners to provide service and support offerings across Canada, but not to take away market share from its competitors in this area.

        The childcare products industry is highly competitive and is characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products at competitive prices and providing high quality customer service. Our competition includes:

        * Ginsey Inc.;
        * Doral Juvenile Group;
        * RC2 Corporation; and
        * Mommy's Helper Inc.

PRODUCT DEVELOPMENT

        We have hired a consultant to design products for our On The Go brand. As a result of this consulting agreement, we developed our baby bath introduced in February 2004 and have approximately eight other products under development. In the last two fiscal years, we spent approximately $100,000 on product development costs. This figure includes the construction of molds, dyes and machinery used in the manufacturing of our current products.

MANUFACTURING AND PRODUCT SOURCING

        We manufacture our childcare products. Our operations rely on a just-in-time manufacturing processes. With just-in-time, our production is triggered by immediate customer demand and our inventories of finished goods are either nonexistent or kept to a minimum. We only build products to meet a customer's shipment schedule. All other supplies used in the manufacturing process are readily available from any number of local suppliers, at competitive prices and delivered within 24 hours in most cases.

TRADEMARKS

        We believe that our business is dependent in part on our ability to establish and maintain protection for our proprietary technologies, products and processes, and the preservation of our trade secrets. We currently have not applied for and do not hold any patents relating to any of our product lines.

        We have registered the business name of Healing Heat Sensation as a division of the International Mount under the laws of Ontario, Canada. The registration provides us solely with another registered name to do business under, but does not provide us with protection for the products manufactured under that name.

        We have registered one trademark in Canada for "ON THE GO". The registered trademark is significant to us because it will provide us with name and market recognition for our products and distinguish our products from our competitors' products.

        We have registered the business name of Compuquest as a division of the International Mount Company Ltd. under the laws of Ontario, Canada. The registration provides us solely with another registered name to do business under.

        We have registered the business name of Vital Baby Innovations as a division of the International Mount Company Ltd. under the laws of Ontario, Canada. The registration provides us solely with another registered name to do business under.

        We acquired one registered trademark in Canada for "Compuquest".
The registered trademark is significant to us because it will provide us with name and market recognition and distinguish us from our competitors.

        We renewed our license to distribute Heinz Baby Basics until September 2006. The right to distribute may be cancelled with 6 months notice in the event of a breach of contract. We have an option for an additional 2 year renewal.

GOVERNMENTAL REGULATION

        Our childcare products are subject to various laws, rules and regulations in the United States, including the Federal Consumer Product Safety Act, the Federal Hazardous Substances Act, as amended, the Federal Flammable Fabrics Act, the Child Safety Protection Act, and the regulations promulgated under each of these Acts (the Acts). The Acts empower the Consumer Product Safety Commission to protect children from hazardous toys and other articles. The Consumer Product Safety Commission has the authority to exclude from the market products that are found to be hazardous and to require a manufacturer to repurchase these products under certain circumstances. In addition, the Federal Flammable Fabrics Act empowers the Consumer Product Safety Commission to regulate and enforce flammability standards for fabrics used in consumer products. Similar laws and regulations exist in various international markets in which our products may be sold, including Canada. While we design our products to ensure that they comply with laws and regulations, it is possible that defects may be found in our products, resulting in product liability claims, recalls of a product, loss of revenue, diversion of resources, damage to our reputation or increased warranty costs, any of which could have a material adverse effect on our business, financial condition, and results of operation.

EMPLOYEES

        As of October 4, 2004 we had 10 full time employees and 2 subcontractors. Management believes its relations with our employees are good. None of the employees are covered by any collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

        We are headquartered in Concord, Ontario, Canada where we lease a 12,500 square foot facility in support of our marketing, manufacturing and distribution requirements. We have a month to month lease and pay $5,000 per month in rent. We believe this facility is adequate for our needs for the next 2 years. We manufacture and ship our products directly from our head office.

ITEM 3. LEGAL PROCEEDINGS

        To our knowledge, neither we nor our officers or directors are a party to any litigation affecting us or our assets or any of our subsidiaries. No such litigation has been threatened, or is known to be contemplated by any person.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On Monday, July 12, 2004 at 1:00 p.m., we held our annual meeting during which Stuart Turk, Ralph Magid and Randal A. Kalpin were elected to the Board of Directors. The following matters were voted upon in the manner indicated:


VOTES                             FOR         AGAINST         ABSTENTION
------------------------------------------------------------------------
1. To elect three Directors
to the Board of Directors
with terms expiring at
the 2005 Annual Meeting
of Stockholders and until
their successors are duly
elected and qualified:
        Stuart Turk         46,000,756              0            134,500
        Ralph Magid         46,000,756              0            134,500
        Randal A. Kalpin    46,000,756              0            134,500


2. To restate the           34,459,120        716,631            112,250
Certificate of
Incorporation to authorize
us to issue up to one
million shares of preferred
stock;


3. To amend the Restated    44,739,480      1,288,576            107,200
Certificate of
Incorporation to
authorize us to effect
a reverse stock split
of our common stock in
the range of 30:1 to 10:1,
as determined in the sole
discretion of our Board of
Directors;



4. To ratify the            45,866,256        112,000            157,000
appointment of Rosenberg
Smith & Partners as our
independent auditors for
the fiscal year ending
July 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded over the counter and has been quoted on the OTC Bulletin Board since February 5, 2003. The stock currently trades under the symbol "OGHC.OB" Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended October 31, 2004, as reported by the Bloomberg Financial Network, are as follows:

Year Ended                  High            Low
------------------         ------          -----

2003

April 30                   $4.50           $ .60
July 31                    $5.70           $2.40
October 31                 $7.50           $1.86

2004

January 31                 $7.05           $2.28
April 30                   $4.65           $1.20
July 31                    $4.35           $2.55
October 31 *               $3.45           $1.40

* Through October 25, 2004
  Restated for a 30:1 reverse split on October 1, 2004

     The number of record holders of our common stock as of September 13, 2004 was approximately 1300, not including nominees of beneficial owners.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

        On October 31, 2003, Stuart Turk was issued an option to acquire 500,000 common shares at an exercise price of $.05 per share with an expiry of July 15, 2008. The option was issued in consideration of services rendered to us. The value of the option has been estimated to be $65,287.

        In November 2003, we issued Michael Levine an option to acquire 100,000 common shares at an exercise price of $.10 per share with an expiry of November 21, 2004. The option was issued in consideration of services to be rendered to us. The value of the option has been estimated to be $8,000.

        On June 15, 2004, as part of the compensation for services rendered, we issued an option to 964434 Ontario, Inc. to acquire 1,250,000 common shares at an exercise price of $.05 per share with an expiry of July 31, 2005. The value of the option has been estimated to be $103,901.


        In June 2004, we issued 279,134 shares of Series A Preferred Stock in exchange for 27,913,333 shares of common stock. The preferred shares were issued to Stuart Turk (135,800 shares) and The Cellular Connection Ltd. (143,334 shares).


DIVIDEND  POLICY

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

Overview

Vital Baby Innovations, a division of our wholly owned subsidiary, established in 1998 as a Canadian company, continuously researches and develops safe and innovative products for parents and children. Vital Baby is the exclusive distributor of the Heinz Baby Basics Feeding Accessories and Sudocrem, available at more than 3,600 retail locations across Canada.

Compuquest, a division of our wholly-owned subsidiary, is a value-added reseller of computer hardware, software, peripherals, and supplies. Compuquest services hundreds of clients in the U.S. and Canada, including Fortune 100 and Fortune 500 corporations, hospitals, government ministries, universities and various firms in banking, insurance, law and accounting. The subsidiary has won the Consumers' Choice Gold Award for Best Business Computer Dealer for eight consecutive years.


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

COMPARISON OF THE YEAR ENDED JULY 31, 2004 AND THE YEAR ENDED JULY 31, 2003

Revenues

        Revenues from sales of childcare products increased from $91,584 for the year ended July 31, 2003 to $277,557 for the year ended July 31, 2004. This increase is attributable to the sales efforts to distribute through drug store chains and the acquisition of Vital Baby, which contributed $133,907 of sales since June 1, 2004. 2004 fiscal year sales of $2,735,345 from our computer division are attributable to the acquisition of the operating assets and liabilities of Compuquest.

Cost of Sales

        Cost of sales of our infant division increased to $201,245 for the year ended July 31, 2004 from $41,308 for the comparable period in 2003. The increase in cost of sales is due to the increase in sales revenue and the acquisition of the operating assets and liabilities of Vital Baby ($96,234). The cost of sales due to the acquisition of the computer division was $2,365,449 in the current year.

Selling, General and Administrative Expenses

        Expenses increased from $337,177 for the year ended July 31, 2003 to $1,829,585 for the year ended July 31, 2004. The increase can be mainly attributed to the acquisition of our computer hardware division (approximately $440,000), consulting fees (approximately $863,000) management salaries ($105,287), rental of equipment costs ($80,000) and costs from the acquisition of Vital Baby ($20,346). We have been investing in marketing research, infrastructure and our website to position us for expansion and growth. The increase in management salaries is due to our increased activity.

Net and comprehensive loss

        We experienced an increase in our net loss of $1,156,066 from $388,684 for the year ended July 31, 2003 to a net loss of $1,544,750 for the year ended July 31, 2004. The comprehensive loss increased by approximately $1,204,000 from $371,160 to $1,576,049. Among the significant items impacting the 2004 results was the increase in selling, general and administrative expenses offset by the contribution from the acquisitions during the current year.

        The weighted average shares outstanding for the year ended July 31,2004 was 44,186,147, an increase of 12,645,784 shares.

LIQUIDITY AND CAPITAL RESOURCES

        Current assets totaled $942,280 as of July 31, 2004 an increase of $724,764 over the July 31, 2003 amount of $217,516. The increase is due primarily to accounts receivable and inventory related to the acquisitions during the year of a computer hardware distributor and infant supplies distributor (approximately $650,000). The balance of the increase is the result of capital stock issued as part of the equity line of credit ($945,715) offset by the net cash loss from operations.

        Current liabilities totaled $795,071 as of July 31, 2004 an increase of $716,899 as compared with $78,172 at July 31, 2003. The increase was attributable to the acquisition of the liabilities of the computer hardware distributor and the infant supplies distributor (approximately $738,000) offset by the repayment of the notes payable to related parties.

        For the year ended July 31, 2004, the cash used in operations was $366,765 as compared to $95,162 for the year ended July 31, 2003. The increase in the cash requirement is due to the increase in accounts receivable related to the operations of the computer division and the operations of the newly acquired infant supplies division.

        For the year ended July 31, 2004, we have invested in additions to property and equipment of $193,794 as compared to zero for the year ended July 31, 2003. The acquisitions are related to modifying our premises to accommodate the acquisition of the computer division and equipment to improve the efficiency of the infant division.

        For the year ended July 31, 2004, we had cash provided by financing activities of $757,146 as compared to cash provided by financing activities of $95,819 for the year ended July 31, 2003. The primary source of financing has been common shares issued as part of an Investment Agreement for an equity credit line. A portion of the proceeds on the sale of capital stock has been used to reduce bank debt and repay loans to related parties and the loan payable which arose on the acquisition of the operating assets and liabilities of Vital Baby Innovations.

        To July 31, 2004, we have not been profitable and have experienced negative cash flows from operations. Operations have been financed through the issuance of stock and loans from related parties.

        On July 21, 2003, we signed an Investment Agreement for the issuance of common shares pursuant to an equity line of credit agreement. The quantity of shares to be issued is limited by the volume of shares traded and the price determined at 94% of the average of the three lowest closing best bids during the pricing period. We used $608,215 of the Equity Line through February 16, 2004. This Agreement was replaced by a new equity line of credit agreement with Dutchess Private Equities Fund, dated February 27, 2004, in the amount of $5 million. We have utilized $337,500 of this new Equity Line to July 31, 2004.

        For the next 12 months, we expect the primary sources of liquidity for us to be cash from operations and funds generated by our Equity line. We believe that we have sufficient funds to fund our operations for a minimum of 12 months. If the equity line does not provide adequate resources for our operating needs, we may not be able to obtain alternate debt financing on commercially reasonable terms given our operating history and current financial position. Additionally, the terms of the equity line with Dutchess prohibit us from selling our stock below market price for one year after the registration statement is declared effective by the SEC, unless we receive written consent from Dutchess. As a result, we may not be able to raise funds through the sale of equity during that 12 month period.

CAPITAL COMMITMENTS

        As of July 31, 2003, we had notes payable to related parties in the amount of $125,865. These notes were non-interest bearing, unsecured, and have been recorded on a non-discounted basis. As of July 31, 2003, the balance of $108,693 was not required to be repaid prior to August 1, 2004 and, therefore, was classified as a long-term liability on the accompanying consolidated balance sheet.

        On March 11, 2004, notes payable to related parties were amended to provide for the right of the holder to convert the loan into our restricted common shares at 75% of the fair market value at the date of conversion. The loan is non-interest bearing, has a term of two years and has no specific terms of repayment.

        We have a loan payable from the acquisition of the operating assets net of assumed liabilities of Vital Baby Innovations of the total amount payable of $149,565, $72,465 was payable upon signing and the balance payable at the rate of $36,232 per month. We intend to pay the current balance of $83,519 by December 2004.

FINANCING ACTIVITES

        During the year ended July 31, 2004, we issued 8,548,928 common shares for a total consideration of $945,715 under the terms of our equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance is $124,574.

        On March 11, 2004, we issued 3,333,333 common shares for a total consideration of $100,000 as a conversion of notes payable. The difference between the fair market value of the shares at the time of their issue and notes payable converted, $33,333, has been treated as a financing expense.

        On February 27, 2004, we entered into a new equity line agreement for $5 million with Dutchess Private Equities Fund, L.P. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing bids during the pricing period. The maximum accessible through this facility is $5,000,000.

SUBSIDIARIES

        As of October 6, 2004, we had the following wholly-owned subsidiary:
International Mount Company Ltd. Compuquest and Vital Baby Innovations are divisions of International Mount.

                                  RISK FACTORS

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

        This annual report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE. WE MAY NEVER BECOME PROFITABLE.

        We had a net loss of $1,544,750 for the year ended July 31, 2004 and a net loss of $388,684 for the year ended July 31, 2003. Our future operations may not be profitable if we are unable to develop our business. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

WE HAVE A LIMITED OPERATING HISTORY AND YOU MAY LOSE YOUR INVESTMENT IF WE ARE UNABLE TO MARKET OUR COMPUTER AND MANUFACTURED CHILDCARE PRODUCTS.

        Until October 2003, we engaged in limited business activities manufacturing child and healthcare products. We may be faced with problems, delays, expenses and difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. These include, but are not limited to, unanticipated problems and costs related to development, regulatory compliance, production, marketing, economic and political factors and competition. We may not be able to develop, provide at reasonable cost, or market successfully, any of our products. Therefore, we could go out of business and you may lose your investment.

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS FOR OUR CHILDCARE LINE AT AN ACCEPTABLE COST TO MAKE OUR PRODUCTS, AND THEREFORE, WE MAY NOT BE ABLE TO GENERATE REVENUES.

        We rely on the performance and cooperation of independent suppliers and vendors of our raw materials for our childcare line whose services are and will be a material part of our products. We do not have, nor will we have, any direct control over these third parties. Furthermore, we do not have any formal agreements with our suppliers. If we lose a key supplier, we may not be able to find a cost-effective replacement.
        If we are unable to obtain raw materials at an acceptable cost, we will not be able to produce our products, and therefore, we may not be able to generate revenues.

WE MAY NOT BE ABLE TO OBTAIN HARDWARE, SOFTWARE AND PERIPHERALS AT AN ACCEPTABLE COST TO BE COMPETITIVE IN THE MARKETPLACE WHICH COULD INCREASE OUR COSTS AND LOWER OUR GROSS PROFIT.

        We rely on the supply of hardware, software and peripherals from the same distributors as our competitors and we may not be able to obtain them at a cost that will allow us to produce a profit or sell our products at a competitive price. Furthermore, we do not have formal agreements with our suppliers and are subject to price increases.
        If we can not obtain supplies at competitive prices, our revenues may decrease and we may not be able to attain or sustain profitability.

WE NEED EXTERNAL FUNDING TO SUSTAIN AND GROW OUR BUSINESS AND IF WE CAN NOT FIND THIS FUNDING ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OUR OPERATIONS AND WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN WHICH WOULD REDUCE OUR REVENUES AND OUR STOCK MAY DECLINE.

        We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. Additionally, our business plan contemplates the acquisition of new enterprises and the proceeds from our equity line arrangement with Dutchess may not be sufficient to fully implement our business plan. Accordingly, we will require additional funds to enable us to operate profitably and grow our business. This financing may not be available on terms acceptable to us or at all. We currently have no bank borrowings and a limited credit facility and we may not be able to arrange any debt financing. Additionally, due to the terms of the Investment Agreement, we may not be able to successfully consummate additional offerings of stock or other securities in order to meet our future capital requirements. If we cannot raise additional capital through issuing stock or bank borrowings, we may not be able to sustain or grow our business which may cause our revenues and stock price to decline.

OUR ORIGINAL SHAREHOLDERS WILL HAVE CONTROL OVER OUR POLICIES AND AFFAIRS FOR THE FORESEEABLE FUTURE AND THESE STOCKHOLDERS MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

        Our original shareholders own at least 51% of our voting securities. The original shareholders will continue to control our policies and affairs and all corporate actions requiring shareholder approval, including election of directors. Additionally, Mr. Stuart Turk, our Chairman, President and Chief Executive Officer, currently controls a majority of our voting securities. Mr. Turk's holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.

IF WE LOSE THE EXCLUSIVE USE OF THE NAME AND ON THE GO, OUR REVENUES MAY DECLINE WHICH MAY RESULT IN A DECREASE IN OUR STOCK PRICE.

        We do not own any patents for any of our products. While we have registered the business name of On The Go in Ontario, Canada, this registration merely provides us with a registered name to do business under. It does not provide protection for the products manufactured under that name. In addition, we do not own patents on our products, and do not intend to file for patent protection on these products or the On the Go name. Therefore, another company could recreate our products or use the name On The Go in connection with the products they manufacture, which would adversely affect our revenues.

TO INCREASE OUR REVENUE, WE MUST INCREASE OUR SALES FORCE, AND EXPAND OUR DISTRIBUTION CHANNELS. IF WE ARE NOT SUCCESSFUL IN THESE EFFORTS, OUR BUSINESS WILL NOT GROW WHICH COULD RESULT IN A DECREASE IN OUR STOCK PRICE.

        To date, we have sold our products primarily through our direct sales and tele-sales force. Our future revenue growth will depend in large part on recruiting and training additional direct sales and tele-sales personnel and expanding our distribution channels. We may experience difficulty recruiting qualified sales and support personnel and establishing third-party distribution relationships.
        We may not be able to successfully expand our tele-sales force or other distribution channels, and any expansion, if achieved, may not result in increased revenue or profits.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND COULD RESULT IN DECREASING REVENUES AS WELL AS A DECREASE IN OUR STOCK PRICE.

        As of October 4, 2004 we had 10 employees. We intend to expand our customer base and develop new products. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we can not effectively manage our growth, our business may be harmed.

IF WE LOSE THE RESEARCH AND DEVELOPMENT SKILLS AND MANUFACTURING CAPABILITIES OF OUR FOUNDER, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

        Stuart Turk founded On The Go with the intent of capitalizing on the growing market opportunity for child and healthcare products. He leveraged his research and development skills and manufacturing capabilities to begin the Company. He has invested the necessary start-up costs from his personal finances. Mr. Turk is critical to our expansion to the next level of growth. Mr. Turk continues to be our chief product designer and engineer. Our success depends, in large part, upon Mr. Turk's continued availability and our ability to attract and retain highly qualified technical and management personnel. If we were to lose the benefit of his services, our ability to develop and market our products may be significantly impaired, which would impede our ability to attain profitability. Mr. Turk holds prime relationships with key suppliers. These relationships afford us access to valuable resources that help ensure raw product availability on time that is competitively priced. The loss of key personnel or the failure to recruit necessary additional personnel might impede the achievement of our objectives, as our strength is our people. We presently have no employment agreements with any of our key personnel.

IF WE LOSE THE SKILLS OF THE FOUNDER OF COMPUQUEST, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

        Randal Kalpin founded Compuquest with the intent of capitalizing on the growing market opportunity for computer products. He leveraged his skills to grow the company. Mr. Kalpin is critical to our expansion to the next level of growth. Mr. Kalpin continues to be our director of operations of Compuquest. Our success depends, in large part, upon Mr. Kalpins's continued availability and our ability to attract and retain highly qualified technical and management personnel. If we were to lose the benefit of his services, our ability to develop and market our computer products may be significantly impaired, which would impede our ability to attain profitability. Mr. Kalpin holds prime relationships with key suppliers. These relationships afford us access to valuable resources that help ensure product availability on time that is competitively priced. The loss of key personnel or the failure to recruit necessary additional personnel might impede the achievement of our objectives, as our strength is our people. We presently have no employment agreements with any of our key personnel.

RISKS RELATED TO OUR STOCK

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING OUR SECURITIES DIFFICULT WHICH MAY MAKE OUR STOCK LESS LIQUID AND MAKE IT HARDER FOR INVESTORS TO BUY AND SELL OUR SHARES.

        Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

DUTCHESS WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK. AS A RESULT, EXISTING STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION WHICH MAY CAUSE OUR STOCK PRICE TO DECREASE.

        The common stock to be issued under our Investment Agreement with Dutchess will be purchased at a 6% discount to the average of the three lowest closing bid prices for the five days immediately following our notice to Dutchess of our election to exercise our put right. These discounted sales could cause the price of our common stock to decline.

        Additionally the sale of shares pursuant to our Investment Agreement with Dutchess will have a dilutive impact on our stockholders. If the price of our common stock declines, we will be obligated to issue more shares under the Investment Agreement, which could further depress the overall market value of our stock. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. If our stock price decreases, then our existing stockholders would experience greater dilution.

OUR SECURITIES HAVE BEEN THINLY TRADED ON THE OVER-THE-COUNTER BULLETIN BOARD, WHICH MAY NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

        Our securities are quoted on the Over-the-Counter Bulletin Board.
        The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE EQUITY LINE OF CREDIT WITH DUTCHESS WHEN NEEDED AND, AS A RESULT, WE MAY NOT BE ABLE TO GROW OUR BUSINESS AS PLANNED WHICH MAY CAUSE OUR REVENUES TO DECLINE.

        We will depend on external financing to fund our planned expansion.
        We expect that these financing needs will be primarily met by our agreement with Dutchess. However, due to the terms of the Investment Agreement, this financing may not be available in sufficient amounts or at all when needed.

PURSUANT TO THE TERMS OF THE EQUITY LINE, WE WILL ONLY BE ABLE TO ISSUE OUR COMMON STOCK IN LIMITED AMOUNTS ON A PERIODIC BASIS AND THEREFORE, WE WILL NOT BE ABLE TO RAISE FUNDS WHEN WE NEED THEM WHICH COULD ADVERSELY IMPACT OUR BUSINESS, ABILITY TO EARN REVENUES AND OUR STOCK PRICE.

        Our Investment Agreement with Dutchess prohibits us from selling our common stock below market price to any party other than Dutchess for one year after the registration statement is declared effective by the SEC without the prior written consent of Dutchess. Additionally, the Investment Agreement limits the amount we can put to Dutchess to, at our election, either: a) 200% of the average daily volume (U.S. market only) of our common stock for the 10 trading days prior to the date we deliver the put notice multiplied by the average of the three daily closing best bid prices immediately preceding the date we deliver the put notice, or b) $50,000. As a result, we may not be able to sustain or grow our business as planned which may cause our revenues and stock price to decline.

INVESTORS MUST CONTACT A BROKER-DEALER TO TRADE OVER-THE-COUNTER BULLETIN BOARD SECURITIES. AS A RESULT, YOU MAY NOT BE ABLE TO BUY OR SELL OUR SECURITIES AT THE TIMES THAT YOU MAY WISH.

        Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone.
        In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders an order to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE, THEREFORE, YOU MAY NEVER SEE A RETURN ON YOUR INVESTMENT.

        We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, you may never see a return on your investment. Investors who anticipate a need for immediate income from their investment should not purchase the securities.


ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including the notes thereto, together with the report of Rosenberg Smith & Partners C.A. independent auditors thereon, are presented following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A. CONTROLS AND PROCEDURES

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiary, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

        The registered public accounting firm that audited the financial statements included in this annual report containing the disclosure required by this Item have issued an attestation report on management's assessment of the small business issuer's internal control over financial reporting.

        Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

        Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, positions, and offices or employments for the past five years as of October 6, 2004, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.

Name                            Age        Position
-------------------------------------------------------------------------------
Stuart Turk (1)                 35         President, Chairman, CEO and Director

Evan Schwartzberg, BA, CCM      37         Chief Financial Officer

Ralph Magid, B.A.Sc.,           58         Director
MBA, P.Eng, P.E.O

Randal A. Kalpin                43         Director, Director of Operations

Carol Segal (1)                 53         Secretary and Treasurer
-------------------------------------------------------------------------------
 Ms. Segal is Mr. Turk's aunt.

Biographies of executive officers and directors

        Stuart Turk. Mr. Turk has been our Chairman, President and Chief Executive Officer since July 2000. Mr. Turk founded The Cellular Connection Ltd., a manufacturer of mounting accessories and packaging for cellular phones in May 1988. He currently serves as the Chief Executive Officer of The Cellular Connection.

        Evan Schwartzberg. Mr. Schwartzberg has been our Chief Financial Officer since July 2000. Currently, and since 2000, Mr. Schwartzberg has worked for the TD Bank Financial Group as a Senior Cash Manager (previously the Manager of Corporate Cash Management of Canada Trust) within the Treasury and Balance Sheet Management group of the Finance Division. Prior to such time, and since 1989, Mr. Schwartzberg was a Senior Cash Manager of Canada Trust. Mr. Schwartzberg holds an Economics degree from the University of Toronto, passed the Canadian Securities Course, from the Canadian Securities Institute, and earned the Certified Cash Manager designation from the Association for Financial Professionals, a U.S. based organization.

        Ralph Magid. Mr. Magid has been our Director since July 2000. Currently, Mr. Magid is the president of InnoTech Capital Corporation, a company specializing in providing advisory services for Canadian technology companies on how to fund and manage their R&D. Ralph has more than 25 years of experience in manufacturing and operations both in Canada and internationally. He has worked with small Canadian owned companies as well as large multinationals including Motorola and Geac Computers. R&D has been an integral part of Ralph's responsibilities in his position of Vice President, Operations held with several manufacturing organizations. Ralph holds an Industrial Engineering degree from the University of Toronto (B.A.Sc.), an MBA from York University and is a member of the Professional Engineers of Ontario.

        Randal A. Kalpin. Mr. Kalpin has been our Director since July 2000. From 1989 until October 2003, Mr. Kalpin had been the President and Chief Executive Officer of Compuquest. When we acquired Compuquest in October 2003, Mr. Kalpin became our Director of Operations as well as remaining our Director. Mr. Kalpin graduated with honors from York University with a B.A. in 1984.

        Carol Segal.  Ms. Segal has been our Secretary and Treasurer since
July 2000. Presently, and since 1987, Ms. Segal has been a group leisure travel consultant with the Travel Network Corp. In addition, Ms. Segal was an agent with TA Connell Real Estate from 1987 to 1997. Ms. Segal has over 20 years of experience in business.

BOARD OF DIRECTORS

        We currently have three members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

AUDIT COMMITTEE

        We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Magid, qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

CODE OF ETHICS

        We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is available on our web site at www.onthegohealthcare.com

ITEM 10. EXECUTIVE COMPENSATION

Set forth in the following table is certain information relating to the compensation we paid during the past fiscal year to Stuart Turk, our Chief Executive Officer, and Randal A. Kaplin, Director of Operations, Compuquest and Director. No other executive officer or employee earned over $100,000.



                           Summary Compensation Table

                                                            Annual Compensation
                                     Year       Salary    Bonus     All Other
                                                                   Compensation
-------------------------------------------------------------------------------
Stuart Turk,
President, Chairman,
CEO and Director                     2002(1)   $    -0-    $  -0-    $     409
                                     2003(2)   $    -0-    $  -0-    $  46,150
                                     2004(3)   $ 60,000    $  -0-    $  84,037

Randal A. Kalpin,
Director of Operations
Compuquest and Director              2002      $    -0-    $  -0-    $     -0-
                                     2003      $    -0-    $  -0-    $     -0-
                                     2004(4)   $    -0-    $  -0-    $ 128,750


-------------------------------------------------------------------------------
(1) We issued Mr. Turk 75,000 shares as director's compensation in 2002. The shares were valued at $409.
(2) We issued Mr. Turk 1,230,000 common shares for services as Chairman and Chief Executive Officer in 2003. The shares were valued at $39,625. Additionally, we issued Mr. Turk 75,000 shares as director's compensation in 2003. The shares were valued at $6,525. Mr. Turk agreed to forego management salaries payable in the amount of $12,842. This amount was treated as a capital contribution as of January 31, 2003.
(3) On October 31, 2003, we issued Mr. Turk an option to acquire 500,000 common shares at an exercise price of $.05 per share with an expiry of July 15, 2008. The option was issued in consideration of services rendered to us. The value of the option has been estimated to be $65,287. Additionally, we issued Mr. Turk 150,000 shares as director's compensation in 2004. The shares were valued at $18,750.
(4) The remuneration for Randal A. Kalpin is paid to a company owned by Mr. Kalpin. Additionally, we issued Mr. Kalpin 150,000 shares as director's compensation in 2004. The shares were valued at $18,750.


DIRECTOR COMPENSATION

        We do not currently have any formal arrangements to compensate directors. Each of our directors was granted 150,000 shares of restricted common stock on July 30, 2004 as compensation for services rendered. We compensate our directors in shares of our common stock to preserve capital to grow our company.

EMPLOYMENT AGREEMENTS

We do not currently have any employment agreements with our executive officers.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS



        The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of October 4, 2004 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director,
(iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2002 fiscal year and (iv) all of our directors and current executive officers as a group:

        Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address of                    Common Shares                Percent of
Beneficial Owner  (1)                  Beneficially Owned             Class (2)
--------------------                    ----------------             ---------
Stuart Turk (3)                             71,666                     7.1%
Evan Schwartzberg                           10,000                       *%
Ralph Magid                                 10,000                       *%
Randal A. Kalpin                            10,000                       *%
Carol Segal                                 10,000                       *%
The Cellular Connection Ltd.(3)             33,333                     3.3%

Directors and executive officers
 as a group (5 persons)                    145,000                    14.5%

* Less than one percent

(1) The address of all individual directors and executive officers is c/o On the Go Healthcare, Inc., 85 Corstate Ave Unit #1 Concord, Ontario, L4K 4Y2.

(2) The number of shares of common stock issued and outstanding on October 6, 2004 was 1,004,488 shares. This reflects a 1 for 30 reverse stock split for all common stock shareholders of record on October 1, 2004. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on October 6, 2004, plus shares of common stock subject to options held by such person on October 6, 2004 and exercisable within 60 days thereafter.


(3) Mr. Turk may be deemed to be the owner of 33,333 common shares by virtue of his being a control person and sole owner of The Cellular Connection Ltd. On October 31, 2003, Stuart Turk was issued an option to acquire 16,667 common shares at an exercise price of $1.50 per share with an expiry of July 15, 2008. Mr. Turk owns 135,800 Series A Preferred Shares that can convert into 13,580,000 shares of common stock. Cellular Connection owns 143,334 shares of Series A Preferred Stock that can convert into 14,333,400 shares of common stock. The shares of Series A Preferred Stock can not convert until after July 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In April 2003, we issued 33,333 common shares to The Cellular Connection Ltd. for use of equipment. Stuart Turk, our Chief Executive Officer, is the President of The Cellular Connection. The stock was valued at $20,000. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arms length.

        As of July 31, 2003, we had a balance of $125,865 payable to related parties. This amount was not required to be repaid prior to August 1, 2004 and, therefore, was classified as a long-term liability on the accompanying consolidated balance sheet. On March 11, 2004, we amended our notes payable to related parties to provide for the right of the holder to convert the loan into our restricted common shares at 75% of the fair market value at the date of conversion. The loan is non-interest bearing, has a term of two years and has no specific terms of repayment. The loan was repaid through the issuance of common shares. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arms length.

        We signed a lease agreement with 1112396 Ontario Inc. for the period November 1, 2002 to January 31, 2004 for the issuance of 10,000 common shares per month in lieu of rent. The owner of 1112396 Ontario Inc. is the father of Stuart Turk. We issued 150,000 shares of common stock in satisfaction of this agreement. The above related party lease transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arms length. We currently have a month to month lease for $5,000 per month.




ITEM 13.  EXHIBITS

INDEX OF EXHIBITS

 2.1 Agreement of Purchase and Sale between International Mount Company Inc. and Compuquest, Inc. dated October 21, 2003 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 22, 2003 and incorporated herein by reference).

 2.2 Agreement of Purchase and Sale between the Registrant and Vital Baby Innovations Inc. dated May 18, 2004 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 18, 2004 and incorporated herein by reference).

 3.1 Articles of Incorporation ( filed as Exhibit 3.1 to the Registrant's Registration State,ent on Form SB-2 filed on May 24, 2001 and incorporated herein by reference).

 3.2 By-laws (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form SB-2 filed on May 24, 2001 and incorporated herein by reference).

 3.3 Certificate of Amendment of the Certificate of Incorporation (filed as
     Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-QSB filed on June 14, 2004 and incorporated herein by reference).

 3.4 Restated Certificate of Incorporation.

 3.5 Certificate of Amendment of the Certificate of Incorporation.

 4.1 Certificate of Designation of Series A Convertible Preferred Stock.



10.1 Consulting Agreement between the Registrant and Katherine Evans, dated November 17, 2003 (filed as Exhibit 10.6 to the Registrant's Form S-8 filed on November 28, 2003 and incorporated herein by reference).

10.2 Investment Agreement between the Registrant and Dutchess Private Equities Fund, L.P., dated February 27, 2004 (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 filed on February 27,2004 and incorporated herein by reference).

10.3 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, L.P., dated February 27, 2004 (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 filed on
     February 27, 2004 and incorporated herein by reference).

10.4 Placement Agent Agreement between the Registrant, Dutchess Private Equities Fund, L.P. and Charleston Capital Securities, Inc., dated February 27, 2004 (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 filed on February 27, 2004 and incorporated herein by reference).

10.5 Consulting Agreement between the Registrant and  DC Design, dated
     March 10, 2004 (filed as Exhibit 10.2 to the Registrant's Form S-8 filed on March 10, 2004 and incorporated herein by reference).

10.6 Consulting Agreement between the Registrant and David Walt, dated
     March 11, 2004 (filed as Exhibit 10.1 to the Registrant's Form S-8 filed on June 17, 2004 and incorporated herein by reference).

10.7 Consulting Agreement between the Registrant and Michael Levine, dated March 11, 2004 (filed as Exhibit 10.2 to the Registrant's Form S-8 filed on June 17, 2004 and incorporated herein by reference).

10.8 Consulting Agreement between the Registrant and Thirusenthil
     Navaratnarajh, dated March 11, 2004 (filed as Exhibit 10.3 to the Registrant's Form S-8 filed on June 17, 2004 and incorporated herein by reference).

10.9 Consulting Agreement between the Registrant and 964434 Ontario Inc., dated June 15, 2004 (filed as Exhibit 10.5 to the Registrant's Form S-8 filed on June 17, 2004 and incorporated herein by reference).

10.10 Consulting Agreement between the Registrant and Jack Tepperman, dated June 15, 2004 (filed as Exhibit 10.6 to the Registrant's Form S-8 filed on June 17, 2004 and incorporated herein by reference).

21.1 List of Subsidiaries

23.1 Consent of Independent Auditors

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2004 and July 31, 2003 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were approximately $13,000 and $10,000 respectively. The amount for the year ended July 31, 2004 does not include unbilled amounts for the year end audit which are estimated at approximately $5,000.

Tax Fees. Fees billed by our auditors for the preparation of corporate income tax returns were $500 and $500 for the years ended July 31, 2004 and 2003, respectively.

All Other Fees. For the fiscal year ended July 31, 2004, we incurred no other fees by our auditors.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 27, 2004


                                              ON THE GO HEALTHCARE, INC.

                                              By:/s/ Stuart Turk
                                              --------------------------------
                                              Stuart Turk, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                   Date


By:/s/ Stuart Turk                                                    10/27/04
------------------------        President, Chief Executive Officer,   --------
Stuart Turk                     and Director

By:/s/ Evan Schwartzberg        Chief Financial Officer and           10/27/04
------------------------        Accounting Officer                    --------
Evan Schwartzberg

By:/s/ Ralph Magid              Director                              10/27/04
------------------------                                              --------
Ralph Magid

By:/s/ Randal A. Kalpin         Director                              10/27/04
------------------------                                              --------
Randal A. Kalpin

Independent Auditors' Report



Board of Directors and Shareholders of
On the Go Healthcare, Inc.
Concord, Ontario
Canada


We have audited the accompanying consolidated balance sheet of On the Go Healthcare, Inc. as of July 31, 2004 and July 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended July 31, 2004 and July 31, 2003. These consolidated financial statements are the responsibility of the management of On the Go Healthcare, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Go Healthcare, Inc. as of July 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended July 31, 2004 and July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



Rosenberg Smith & Partners
Chartered Accountants
Concord, Ontario

Date October 27, 2004

                        On the Go Healthcare, Inc.
                       Consolidated Balance Sheets
                  As of July 31, 2004 and July  31, 2003

                                                          July 31,   July 31,
                                                               2004       2003
ASSETS                                                  -----------  ---------
Current assets:
        Cash                                            $   184,343  $     762
        Accounts receivable                                 511,086     21,760
        Inventory                                           239,659     78,197
        Prepaid expenses                                      7,192    116,797
                                                        -----------  ---------
        Total current assets                                942,280    217,516

Property and equipment, net of accumulated depreciation     249,144     40,167
Intangibles, net of accumulated depreciation                177,580          0
                                                        -----------  ---------
Total assets                                            $ 1,369,004  $ 257,683
                                                        ===========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Bank indebtedness                               $         0  $  12,457
        Accounts payable                                    696,134     43,574
        Accrued liabilities                                  15,418      4,969
        Loan payable                                         83,519          0
        Notes payable related parties - current portion           0     17,172
                                                        -----------  ---------
        Total current liabilities                           795,071     78,172

Notes payable to related parties                                  0    108,693
                                                        -----------  ---------
Total liabilities                                           795,071    186,865
                                                        -----------  ---------
Stockholders' equity:
        Common Stock                                          2,761      3,766
        Preferred stock                                       2,791          0
        Additional paid-in capital                        2,850,210    794,075
        Treasury stock                                            0    (21,243)
        Accumulated other comprehensive loss                (32,264)      (965)
        Accumulated deficit                              (2,249,565)  (704,815)
                                                        -----------  ---------
        Total stockholders' equity                          573,933     70,818
                                                        -----------  ---------
                                                        $ 1,369,004  $ 257,683
                                                        ===========  =========

The accompanying notes are an integral part of
these consolidated financial statements.                                    F1

                        On the Go Healthcare, Inc.
                   Consolidated Statements of Operation
                 For the years ended July 31, 2004 and 2003



                                                             2004       2003
                                                      -----------   ----------
Sales
  Infant                                              $   277,557    $  91,584
  Computer                                              2,735,345            0
                                                      -----------   ----------
                                                        3,012,902       91,584
                                                      -----------   ----------
  Cost of sales
     Infant                                               201,245       41,308
     Computer                                           2,365,449            0
                                                      -----------   ----------
                                                        2,566,694       41,308
                                                      -----------   ----------

  Gross profit                                            446,208       50,276
  Selling, general and administrative expenses          1,829,585      337,177
                                                      -----------   ----------
Net operating loss                                     (1,383,377)    (286,901)

  Financing costs                                         161,373            0
                                                      -----------   ----------
Net loss before income taxes                           (1,544,750)    (286,901)
  Deferred income tax expense                                   -     (101,783)
                                                      -----------   ----------
Net loss                                              $(1,544,750)  $ (388,684)
                                                      ===========   ==========

Net loss per common share                             $     (0.03)      $(0.01)
                                                      ===========   ==========
Weighted average number of common
  shares outstanding                                    4,186,147   31,540,363
                                                      ===========   ==========


The accompanying notes are an integral part of
these consolidated financial statements.                                    F2

                        On the Go Healthcare, Inc.
       Consolidated Statements of Stockholders' Equity (Deficiency)
            For the years ended July  31,  2004 and 2003

                              Common Stock         Preferred stock         Treasury Stock
                            Number    Amount      Number     Amount      Number       Amount


-----------------------------------------------------------------------------------------------

Balance July 31, 2002   29,613,500     2,962            -           -            -            -

Common stock issued as
  compensation for rent,
  salary, consulting
  and legal fees         8,040,000       804            -           -            -            -
Net loss for the period          -         -            -           -            -            -
Capital contribution             -         -            -           -            -            -
Stock options issued             -         -            -           -            -            -
Treasury stock acquired          -         -            -           -    1,000,000      (21,243)
Foreign currency
  translation adjustment         -         -            -           -            -            -
                        ------------------------------------------------------------------------
Balance July 31, 2003   37,653,500    $3,766            -           -    1,000,000     $(21,243)

Treasury stock
  cancelled             (1,000,000)     (100)           -           -   (1,000,000)      21,243
Shares issued for cash   8,748,928       874            -           -            -            -
Financing costs for
  shares issued                  -         -            -           -            -            -
Shares issued for loans  3,333,333       333                                                  -
Capital contribution of
  interest free loans            -         -            -           -            -            -
Issue costs for shares
  issued                         -         -            -           -            -            -
Common stock issued as
  Compensation for
    consulting fees      6,790,000       679            -           -            -            -
Stock options issued as
  compensation for salary
    and consulting fees          -         -            -           -            -            -
Conversion of shares to
  preferred shares     (27,913,333)   (2,791)     279,134       2,791
Net loss for the period          -         -                                     -            -
Foreign currency
  translation adjustment         -         -            -           -            -            -
                        ------------------------------------------------------------------------
Balance July 31, 2004   27,612,428 $   2,761      279,134    $  2,791            -     $      -
                        ------------------------------------------------------------------------



                               Additional                             Accumulated
                               paid in      Deficit    Comprehensive     other
                               capital                     Loss       Comprehensive
                                                                         Loss
-----------------------------------------------------------------------------------

Balance July 31, 2002          457,958     (316,131)           -       (18,489)

Common stock issued as
  compensation for rent,
  salary, consulting
  and legal fees               309,610            -            -             -
Net loss for the period              -     (388,684)    (388,684)            -
Capital contribution            12,842            -                          -
Stock options issued            13,665            -                          -
Treasury stock acquired              -            -                          -
Foreign currency
  translation adjustment             -            -       17,524        17,524
                        --------------------------------------------------------
Balance July 31, 2003       $  794,075   $ (704,815)   $(371,160)      $  (965)
                                                        =========
Treasury stock
  cancelled                    (21,143)
Shares issued for cash         954,841            -            -             -
Financing costs for
  shares issued                157,907            -            -             -
Shares issued for loans         99,667
Capital contribution of
  interest free loans            1,594            -            -
Issue costs for shares
  issued                        (3,041)           -            -
Common stock issued as
  Compensation for
    consulting fees            689,122            -            -
Stock options issued as
  compensation for salary
    and consulting fees         177,188            -            -             -
Conversion of shares to
  preferred shares
Net loss for the period              -   (1,544,750)    (1,544,750)          -
Foreign currency
  translation adjustment             -            -        (31,299)    (31,299)
                        --------------------------------------------------------
Balance July 31, 2004       $2,850,210  $(2,249,565)   $(1,576,049)   $(32,264)
                        --------------------------------------------------------




The accompanying notes are an integral part of
these consolidated financial statements.                                    F3

                      Consolidated Statements of Cash Flows
                    For the years ended July 31, 2004 and 2003


                                                             2004         2003
                                                      -----------   ----------
Operating activities
   Net loss                                           $(1,544,750)  $ (388,684)
                                                      -----------   ----------
   Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation                                            63,532       19,876
   Shares and stock options
      issued in consideration of services rendered        867,149      302,607
   Financing costs                                        157,907            0
   Capital contribution of interest free loan               1,594            0
   (Increase) decrease in:
     Accounts receivable                                 (233,585)     (12,452)
     Inventory                                              1,831      (22,842)
     Prepaid expenses                                     113,910     (112,463)
     Deferred income taxes                                             101,783
   Increase in:
     Accounts payable                                     189,955       17,013
     Accrued liabilities                                   15,692            0
                                                      -----------   ----------
   Total adjustments                                    1,177,985      293,522
                                                      -----------   ----------
   Net cash used by operating activities                 (366,765)     (95,162)
                                                      -----------   ----------

Investing activities
   Acquisition of property and equipment                 (193,794)           0
                                                      -----------   ----------
   Net cash used by investing activities                 (193,794)           0
                                                      -----------   ----------
Financing activities
   Decrease in bank indebtedness                          (92,486)      (2,100)
   Proceeds on sale of capital stock net of expenses      955,715            0
   Issue costs on shares issued for cash                   (3,041)           0
   Payments on loan payable                               (70,469)           0
   Payments on notes payable to related parties           (35,393)      (4,763)
   Proceeds from loan payable to related parties            2,820      102,682
                                                      -----------   ----------
   Net cash provided by financing activities              757,146       95,819
                                                      -----------   ----------
Effect of exchange rate changes on cash                   (13,006)         105
                                                      -----------   ----------
Net increase in cash                                      183,581          762
Cash at beginning of year                                     762            0
                                                      -----------   ----------
Cash at end of year                                      $184,343         $762
                                                      ===========   ==========
Supplemental disclosures of cash flow information
Income taxes paid                                               0            0
                                                      -----------   ----------
Interest paid                                               4,704        2,434
                                                      -----------   ----------


The accompanying notes are an integral part of
these consolidated financial statements.                                     F4

                        On the Go Healthcare, Inc.
               Notes to Consolidated Financial Statements
                  As of July 31, 2004 and July 31, 2003


1.      Management's Plans

        The company's cash flow requirements are supported by a financing agreement for an equity line of credit.

        During October 2003, the company's subsidiary acquired the operating assets and assumed the operating liabilities of a computer hardware distributor Compuquest Inc.

        On June 1, 2004, the company acquired the operating assets and assumed the operating liabilities of Vital Baby Innovations Inc. which is a distributor of infant supplies.

        Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.


2.      Acquisitions

        During October 2003, the company, through its wholly owned subsidiary, acquired the operating assets and assumed the operating liabilities of Compuquest Inc., a computer hardware distributor. The results of the computer hardware distribution operations has been included in the operations of the company from October 1, 2003. The investment has been accounted for by the purchase method as follows;

        Accounts receivable             191,888
        Inventory                        33,624
        Property and equipment           63,613
        Bank indebtedness               (79,161)
        Accounts payable               (209,964)
                                       ---------
        Net                               Nil

        During June 2004, the company, through its wholly owned subsidiary, acquired the operating assets and assumed the operating liabilities of Vital Baby Innovations Inc., an infant supplies distributor. The results of this acquisition have been included in the operations of the company from June 1, 2004. The investment has been accounted for by the purchase method as follows;

        Accounts receivable             56,141
        Inventory                      120,290
        Prepaid expenses                 4,200
        Property and equipment           1,449
        Intangibles                    181,159
        Accounts payable              (213,674)
                                      ---------
        Loan payable                   149,565
                                      ---------

        The loan payable is due $72,465 upon signing and the balance at the rate of $36,232 per month.

                                                                             F5

3.      Background Information

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

        The Company operates in the manufacturing and distribution of infant care products throughout Canada. Through its current acquisitions, the company also is a computer hardware distributor and a distributor of infant supplies. The corporate headquarters is located in Ontario, Canada.


4.      Significant Accounting Policies

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

        Property and equipment and intangibles are recorded at cost. Depreciation is calculated by the declining-balance and straight-line methods over the estimated useful lives of the assets, ranging generally from one to six years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment and intangibles are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

                                                                             F6

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

        Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the average number of common shares outstanding during the year. Diluted earnings (loss) per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and preferred share conversions. There are no potentially dilutive stock options or preferred share conversions for the periods presented.

        In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Option No. 25, Accounting for stock issued to employees.
        However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 31,1995. The company has adopted the disclosure provisions of SFAS No. 123.

                                                                             F7

        The Company recognizes revenue when title of goods passes to the customer (generally upon delivery of goods).

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

        Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended July 31,2004 and 2003 amounted to $21,906 and $1,917 respectively. The Company has not incurred any direct-response advertising costs.

        The Company applies Financial Accounting Standards Boards ("FASB") statement No.131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in two operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use

5.      Recent pronouncements

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


                                                                             F8

6.      Accounts receivable


                                                      2004            2003
                                                  ---------        --------
        Accounts receivable                       $ 513,718        $ 22,122
        Provision for doubtful accounts               2,632             362
                                                  ---------        --------
        Accounts receivable, net                  $ 511,086        $ 21,760
                                                  =========        ========



7.      Property and Equipment

        Property and equipment consist of the following as of;

                                                  July 31,         July 31,
                                                       2004            2003
                                                  ---------        --------

        Machinery and equipment                   $ 206,209        $ 75,347
        Office equipment                             42,366          10,074
        Computer software                            19,449           9,942
        Computer hardware                            62,545           2,261
        Leasehold improvements                       46,417           4,854
                                                  ---------        --------
                                                    376,986         102,478
        Less accumulated depreciation               127,842          62,311
                                                  ---------        --------
        Property and equipment, net               $ 249,144        $ 40,167
                                                  =========        ========

        Depreciation expense for Property and Equipment for the years ended July 31, 2004 and July 31, 2003 were $53,086 and $19,786 respectively.

8.      Intangibles

                                                  July 31,         July 31,
                                                       2004            2003
                                                  ---------        --------
        Cost                                      $ 188,026         $    0
        Less accumulated depreciation                10,446              0
                                                  ---------        --------
        Intangibles, net                          $ 177,580         $    0
                                                  =========        ========


        Depreciation expense for intangibles for the year ended July 31, 2004 was $10,446.


9.      Bank indebtedness

        The company has a line of credit in the amount of $18,000 that bears interest a the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors. This credit facility was not used as of July 31, 2004.

                                                                             F9

10.     Loan payable

        The Loan Payable arises from the acquisition of the operating assets net of assumed liabilities of Vital Baby Innovations, Inc.. Of the total amount payable of $149,565, $72,465 was payable upon signing and the balance payable at the rate of $36,232 per month. The current balance of $83,519 will be repaid by December 2004.

11.     Capital Stock

        Authorized share capital is as follows;

        Common stock,  $.0001 par value, 100,000,000 shares authorized

        Preferred stock, $.01 par value, 1,000,000 preferred shares authorized of which 400,000 shares have been authorized as Series A convertible, $.01 par value, preferred shares, convertible into common stock at the rate of 100 common shares per preferred share, voting with right of 200 votes per preferred share

        During the year ended July 31, 2001, the Company issued 1,858,500 shares of its common stock for proceeds of $452,521, net of offering costs of $11,918, under a private placement offering.

        During the year ended July 31, 2002, the Company issued 380,000 common shares at a price of $.25 per share. Issue costs totaling $153,874 were charged against the proceeds of this share issuance.

        On July 1, 2002, the company issued 11,000,000 common shares in settlement of a loan payable to a related party in the amount of $60,017.

        On July 1, 2002, the company issued 75,000 common shares to each of 5 officers and directors of the company for a total issuance of 375,000. The amount of $2,047 has been included in Selling, General and Administrative expenses.

        During the year ended July 31, 2003, the company issued 8,040,000 common shares for services rendered for an aggregate value of $310,414. This includes 605,000 common shares issued to directors.

        The principle shareholder agreed to forego management salaries payable in the amount of $12,842. This amount has been treated as a capital contribution as of January 31, 2003.

        During the year ended July 31, 2004, the company issued 8,548,928 common shares for a total consideration of $945,715 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $124,574 has been treated as a financing expense. A total of $3,041 of issue expenses have been paid.

        During the first quarter of 2004, the company forwarded 1,000,000 common shares of treasury stock for cancellation. $21,143 has been deducted from additional paid in capital to reflect the excess of the cost of the acquisition of the treasury shares over their par value of $100.

                                                                            F10

        The company has issued 6,790,000 common shares for services rendered for an aggregate value of $689,801. This includes 750,000 common shares issued to the 5 officers & directors.

        During 2003, the company issued 200,000 common shares upon the exercise of an option granted in July 2003.

        During 2004, the company issued 3,333,333 common shares for a total consideration of $100,000 as a conversion of the Notes payable. The difference between the fair market value of the shares at the time of their issue and the Notes payable converted, $33,333, has been treated as a financing expense.

        In June 2004, 27,913,333 common shares were exchanged for 279,134 preferred shares.


12.     Stock options

        The company issued 650,000 options exercisable for one year until April 24, 2004 at an exercise price of $.20 per share. The value of the options has been estimated to be $1,387 using a risk-free interest rate of 1.27%, expected life of 1 year, expected dividend yield of 0% and an expected volatility of 150%.

        On July 15, 2003, a consultant was issued an option to acquire 200,000 common shares at an exercise price of $.05 per share with an expiry of July 15, 2005. The option was issued in consideration of services rendered to the company. The value of the option has been estimated to be $12,278 computed based on the Black Scholes model, using a fair market value price of $.082 per share, volatility of 137% and a riskless interest rate of 1.35%. The shares were issued in the second quarter of 2004.

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

        On June 15, 2004, as part of the compensation for services rendered, the company issued an option to acquire 1,250,000 common shares at an exercise price of $.05 per share with an expiry of July 31, 2005. The value of the option has been estimated to be $103,901 computed based on the Black Scholes model, using a fair market value price of $.125 per share, volatility of 150% and a riskless interest rate of 3%.

13.     Net loss per share

        Basic earnings per share is computed by dividing net loss by the weighed average number of shares of common stock outstanding during the period. Diluted earnings per shares is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consider of shares of common stock issuable upon the exercise of stock options and the conversion of preferred shares; common equivalent shares are excluded from the calculation if their effect is antidilutive. The company has excluded 2,500,000 shares related to options.

                                                                            F11

14.     Cash flow

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


        The following operating assets and liabilities of Vital Baby Innovations, Inc. were acquired by the company effective June 1, 2004 and these amounts have therefore not been included in the statement of cash flows as the acquisition was a non-cash transaction.


        Increase in accounts receivable          56,141
        Increase in inventory                   120,290
        Increase in property and equipment        1,449
        Increase in prepaid expenses              4,200
        Increase in intangibles                 181,159
        Increase in accounts payable           (213,674)
        Increase in loans payable              (149,565)

        The company issued 3,333,333 common shares upon the conversion of Notes payable in the amount of $100,000. This has not been included on the cash flow statement.


15.     Commitment

        On February 27,2004, the company entered into a new equity line agreement for $5 million with Dutchess Private Equities Fund, L.P. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing bids during the pricing period. The maximum accessible through this facility is $5,000,000.


16.     Related party transactions

        The company has signed a lease agreement with a related party for the period November 1, 2002 to January 31, 2004 for the issuance of 10,000 common shares per month in lieu of rent. 150,000 shares have been issued in satisfaction of this agreement. The company currently has a month to month agreement for a monthly rent of $5,000.

        The above related party lease transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arms length.

17.     Subsequent events

        On October 1, 2004, the company did a reverse stock split and exchanged all of its outstanding common shares on the basis of 30 shares for 1 new common share.


                                                                            F12

18.     Operating Segments

        Information about operating segments is as follows;


                                                           July 31,
                                                 --------------------------
                                                     2004            2003
                                                 ----------       ---------
        Revenues:
                Infant                             $277,557       $  91,584
                Computer hardware                 2,735,345               0
                                                 ----------       ---------
                                                $ 3,012,902       $  91,584
                                                 ==========       =========
        Loss from Operations:
                Infant                          $(1,312,580)      $(286,901)
                Computer hardware                   (70,797)              0
                                                 ----------       ---------
                                                $(1,383,377)      $(286,901)
                                                 ==========       =========
        Identifiable Assets:
                Infant                             $783,215       $ 257,683
                Computer hardware                   585,789               0
                                                 ----------       ---------
                                                $ 1,369,004       $ 257,683
                                                 ==========       =========


                                                                            F13