Form 10KSB/A
period 2004-07-31
ON THE GO HEALTHCARE INC
filed 2004-11-12
CIK 1126302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

PART III

Item 9     Directors and Executive Officers..................................18
Item 10    Executive Compensation............................................20
Item 11    Security Ownership of Certain beneficial Owners and Management
             And Related Stockholder Matters.................................21
Item 12    Certain Relationships and Related Transactions....................22
Item 13    Exhibits..........................................................22
Item 14    Principal Accountant Fees and Services............................24
           Signatures........................................................24
           Financial Statements........................................F1 - F12

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

Selling, General and Administrative Expenses

        Expenses increased from $337,177 for the year ended July 31, 2003 to $1,819,321 for the year ended July 31, 2004. The increase can be mainly attributed to the acquisition of our computer hardware division (approximately $440,000), consulting fees (approximately $863,000) management salaries ($105,287), rental of equipment costs ($80,000) and costs from the acquisition of Vital Baby ($20,346). We have been investing in marketing research, infrastructure and our website to position us for expansion and growth. The increase in management salaries is due to our increased activity.

Net and comprehensive loss

        We experienced an increase in our net loss of $1,145,802 from $388,684 for the year ended July 31, 2003 to a net loss of $1,534,486 for the year ended July 31, 2004. The comprehensive loss increased by approximately $31,2990 from $965 to $32,264. Among the significant items impacting the 2004 results was the increase in selling, general and administrative expenses offset by the contribution from the acquisitions during the current year.

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE. WE MAY NEVER BECOME PROFITABLE.

        We had a net loss of $1,534,486 for the year ended July 31, 2004 and a net loss of $388,684 for the year ended July 31, 2003. Our future operations may not be profitable if we are unable to develop our business. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

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

23.2 Consent of Independent Auditors

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

Dated: November 10, 2004


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

Signature                       Title                                   Date


By:/s/ Stuart Turk                                                    11/10/04
------------------------        President, Chief Executive Officer,   --------
Stuart Turk                     and Director

By:/s/ Evan Schwartzberg        Chief Financial Officer and           11/10/04
------------------------        Accounting Officer                    --------
Evan Schwartzberg

By:/s/ Ralph Magid              Director                              11/10/04
------------------------                                              --------
Ralph Magid

By:/s/ Randal A. Kalpin         Director                              11/10/04
------------------------                                              --------
Randal A. Kalpin

                                ON THE GO HEALTHCARE, INC.

                                          INDEX

                                     July 31, 2004




                2004 INDEPENDENT AUDITORS' REPORT........................... F1


                2003 INDEPENDENT AUDITORS' REPORT........................... F2


                CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - Statement................... F3

                  Consolidated Statements of Operations - Statement II...... F4

                  Consolidated Statements of Shareholders' Equity
                   (Deficiency) - Statement III........................      F5

                  Consolidated Statements of Cash Flows - Statement IV...... F6


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............ F7 - F12

Independent Auditors' Report

Board of Directors and Shareholders of
On the Go Healthcare, Inc.
Concord, Ontario
Canada

We have audited the accompanying consolidated balance sheet of On the Go Healthcare, Inc. as of July 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended July 31, 2004. These consolidated financial statements are the responsibility of the management of On the Go Healthcare, Inc. Our responsibility is to express an opinion on these consolidated financial
statements based on our audits.   The Company's financial statements for the
years ended July 31, 2003 and 2002 were audited by other auditors whose report dated September 12, 2003 expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Go Healthcare, Inc. as of July 31, 2004 and the results of its operations and its cash flows for the year ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.







North York, Ontario
November 8, 2004                                         Chartered Accountants



                                                                             F1

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


Rosenberg Smith & Partners
Chartered Accountants
Concord, Ontario

September 12, 2003


                                                                             F2

                        On the Go Healthcare, Inc.
                       Consolidated Balance Sheets
                  As of July 31, 2004 and July  31, 2003

                                                          July 31,   July 31,
                                                               2004       2003
ASSETS                                                  -----------  ---------
Current assets:
        Cash                                            $   184,343  $     762
        Accounts receivable                                 511,086     21,760
        Inventory                                           239,659     78,197
        Prepaid expenses                                      7,192    116,797
                                                        -----------  ---------
        Total current assets                                942,280    217,516

Property and equipment, net of accumulated depreciation     249,144     40,167
Intangibles                                                 187,844          0
                                                        -----------  ---------
                                                            436,988     40,167
                                                        -----------  ---------
Total assets                                            $ 1,379,268  $ 257,683
                                                        ===========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Bank indebtedness                               $         0  $  12,457
        Accounts payable and accrued liabilities            711,552     48,543
        Loan payable                                         83,519          0
        Notes payable related parties - current portion           0     17,172
                                                        -----------  ---------
        Total current liabilities                           795,071     78,172

Notes payable to related parties                                  0    108,693
                                                        -----------  ---------
Total liabilities                                           795,071    186,865
                                                        -----------  ---------
Stockholders' equity:
        Common Stock                                          2,761      3,766
        Preferred stock                                       2,791          0
        Treasury stock                                            0    (21,243)
        Additional paid-in capital                        2,850,210    794,075
        Accumulated other comprehensive loss                (32,264)      (965)
        Accumulated deficit                              (2,239,301)  (704,815)
                                                        -----------  ---------
        Total stockholders' equity                          584,197     70,818
                                                        -----------  ---------
                                                        $ 1,379,268  $ 257,683
                                                        ===========  =========

The accompanying notes are an integral part of
these consolidated financial statements.                                    F3

                        On the Go Healthcare, Inc.
                   Consolidated Statements of Operation
                 For the years ended July 31, 2004 and 2003



                                                             2004       2003
                                                      -----------   ----------
Sales
  Infant                                              $   277,557    $  91,584
  Computer                                              2,735,345            0
                                                      -----------   ----------
                                                        3,012,902       91,584
                                                      -----------   ----------
  Cost of sales
     Infant                                               201,245       41,308
     Computer                                           2,365,449            0
                                                      -----------   ----------
                                                        2,566,694       41,308
                                                      -----------   ----------

  Gross profit                                            446,208       50,276
  Selling, general and administrative expenses          1,819,321      337,177
                                                      -----------   ----------
Net operating loss                                     (1,373,113)    (286,901)

  Financing costs                                         161,373            0
                                                      -----------   ----------
Net loss before income taxes                           (1,534,486)    (286,901)
  Deferred income tax expense                                   -     (101,783)
                                                      -----------   ----------
Net loss                                              $(1,534,486)  $ (388,684)
                                                      ===========   ==========

Net loss per common share                             $     (0.03)      $(0.01)
                                                      ===========   ==========
Weighted average number of common
  shares outstanding                                   44,186,147   31,540,363
                                                      ===========   ==========


The accompanying notes are an integral part of
these consolidated financial statements.                                    F4

                        On the Go Healthcare, Inc.
       Consolidated Statements of Stockholders' Equity (Deficiency)
            For the years ended July  31,  2004 and 2003

                              Common Stock         Preferred stock         Treasury Stock
                            Number    Amount      Number     Amount      Number       Amount


-----------------------------------------------------------------------------------------------

Balance July 31, 2002   29,613,500     2,962            -           -            -            -

Common stock issued as
  compensation for rent,
  salary, consulting
  and legal fees         8,040,000       804            -           -            -            -
Net loss for the period          -         -            -           -            -            -
Capital contribution             -         -            -           -            -            -
Stock options issued             -         -            -           -            -            -
Treasury stock acquired          -         -            -           -    1,000,000      (21,243)
Foreign currency
  translation adjustment         -         -            -           -            -            -
                        ------------------------------------------------------------------------
Balance July 31, 2003   37,653,500    $3,766            -           -    1,000,000     $(21,243)

Treasury stock
  cancelled             (1,000,000)     (100)           -           -   (1,000,000)      21,243
Shares issued for cash   8,548,928       854            -           -            -            -
Financing costs for
  shares issued                  -         -            -           -            -            -
Shares issued for loans  3,333,333       333                                                  -
Capital contribution of
  interest free loans            -         -            -           -            -            -
Issue costs for shares
  issued                         -         -            -           -            -            -
Common stock issued as
  Compensation for
    consulting fees      6,790,000       679            -           -            -            -
Stock options issued as
  compensation for salary
    and consulting fees          -         -            -           -            -            -
Conversion of shares to
  preferred shares     (27,913,333)   (2,791)     279,134       2,791
Net loss for the period          -         -                                     -            -
Foreign currency
  translation adjustment         -         -            -           -            -            -
Stock options exercised    200,000        20            -           -            -            -
                        ------------------------------------------------------------------------
Balance July 31, 2004   27,612,428 $   2,761      279,134    $  2,791            -     $      -
                        ------------------------------------------------------------------------



                               Additional                Accumulated
                               paid in      Deficit         other
                               capital                   Comprehensive
                                                            Loss           Total
-----------------------------------------------------------------------------------

Balance July 31, 2002          457,958     (316,131)      (18,489)        $ 126,300

Common stock issued as
  compensation for rent,
  salary, consulting
  and legal fees               309,610            -             -           310,414
Net loss for the period              -     (388,684)            -          (388,684)
Capital contribution            12,842            -             -            12,842
Stock options issued            13,665            -             -            13,665
Treasury stock acquired              -            -             -           (21,243)
Foreign currency
  translation adjustment             -            -        17,524            17,524
                        -----------------------------------------------------------
Balance July 31, 2003       $  794,075   $ (704,815)      $  (965)           70,818

Treasury stock
  cancelled                    (21,143)                                           -
Shares issued for cash         944,861            -             -           945,715
Financing costs for
  shares issued                157,907            -             -           157,907
Shares issued for loans         99,667                                      100,000
Capital contribution of
  interest free loans            1,594            -                           1,594
Issue costs for shares
  issued                        (3,041)           -                          (3,041)
Common stock issued as
  Compensation for
    consulting fees            689,122            -                         689,801
Stock options issued as
  compensation for salary
    and consulting fees         177,188            -            -           177,188
Conversion of shares to
  preferred shares
Net loss for the period              -   (1,534,486)            -        (1,534,486)
Foreign currency
  translation adjustment             -            -       (31,299)          (31,299)
Stock options exercised          9,980                                       10,000

                        -----------------------------------------------------------
Balance July 31, 2004       $2,850,210  $(2,239,301)     $(32,264)        $ 584,197
                        -----------------------------------------------------------




The accompanying notes are an integral part of
these consolidated financial statements.                                    F5

                      Consolidated Statements of Cash Flows
                    For the years ended July 31, 2004 and 2003


                                                             2004         2003
                                                      -----------   ----------
Operating activities
   Net loss                                           $(1,534,486)  $ (388,684)
                                                      -----------   ----------
   Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation                                            53,268       19,876
   Shares and stock options
      issued in consideration of services rendered        867,149      302,607
   Financing costs                                        157,907            0
   Capital contribution of interest free loan               1,594            0
   (Increase) decrease in:
     Accounts receivable                                 (233,585)     (12,452)
     Inventory                                              1,831      (22,842)
     Prepaid expenses                                     113,910     (112,463)
     Deferred income taxes                                             101,783
   Increase in:
     Accounts payable                                     189,955       17,013
     Accrued liabilities                                   15,692            0
                                                      -----------   ----------
   Total adjustments                                    1,167,721      293,522
                                                      -----------   ----------
   Net cash used by operating activities                 (366,765)     (95,162)
                                                      -----------   ----------

Investing activities
   Acquisition of property and equipment                 (193,794)           0
                                                      -----------   ----------

Financing activities
   Decrease in bank indebtedness                          (92,486)      (2,100)
   Proceeds on sale of capital stock net of expenses      955,715            0
   Issue costs on shares issued for cash                   (3,041)           0
   Payments on loan payable                               (70,469)           0
   Payments on notes payable to related parties           (35,393)      (4,763)
   Proceeds from loan payable to related parties            2,820      102,682
                                                      -----------   ----------
   Net cash provided by financing activities              757,146       95,819
                                                      -----------   ----------
Effect of exchange rate changes on cash                   (13,006)         105
                                                      -----------   ----------
Net increase in cash                                      183,581          762
Cash at beginning of year                                     762            0
                                                      -----------   ----------
Cash at end of year                                      $184,343         $762
                                                      ===========   ==========
Supplemental disclosures of cash flow information
Income taxes paid                                               0            0
                                                      -----------   ----------
Interest paid                                               4,704        2,434
                                                      -----------   ----------


The accompanying notes are an integral part of
these consolidated financial statements.                                     F6

                        On the Go Healthcare, Inc.
               Notes to Consolidated Financial Statements
                  As of July 31, 2004 and July 31, 2003


1.      NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

        On the Go Healthcare, Inc. is a Delaware corporation incorporated on July 21, 2000. The consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly owned subsidiary, The International Mount Company, Ltd. The consolidated entities will hereinafter be referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

        The Company operates in the manufacturing and distribution of infant care products and through an acquisition as a distributor of computer hardware and software. The corporate headquarters is located in Ontario, Canada.


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

                                                                             F7

3.      Significant Accounting Policies

Intangibles with Accounting Principles
        The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

Use of Estimates
        The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.


Foreign Currency Translation
        The Company considers the functional currency to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries' financial statements are included as a component of other comprehensive income (loss) within stockholders' equity.


Fair Value of Financial Instruments
        The Company's estimate of the fair value of cash, accounts receivable, payables and accruals, and loan payable approximates the carrying value.


Capital Assets
        Capital assets are recorded at cost less accumulated depreciation. Depreciation of capital assets is provided annually on a declining basis and straight line basis over the estimated useful life of the asset, except for current year additions on which 1/2 of the rates are applicable:

                Manufacturing equipment         30% declining balance
                Leaseholds                      3 years straight line
                Office furniture                20% declining balance
                Computer hardware               30% declining balance
                Computer software               100% declining balance

Definite Lives
        Intangibles are recorded at cost. Amortization is provided over the defined period of the contract that gave rise to the intangible asset.



                                                                             F8

Revenue Recognition
        The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.


Income Taxes
        The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No.109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.


Stock Option Plans
        The Company applies the fair value based method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair market value of the stock and expensed in the period which the option was granted.


Segmented Reporting
        The Company applies Financial Accounting Standards Boards ("FASB") statement No.131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in two operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.


Comprehensive Income
        The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholder's equity.




                                                                             F9

4.      Property and Equipment

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


5.      Loan payable

        The Loan Payable arises from the acquisition of the operating assets net of assumed liabilities of Vital Baby Innovations, Inc.. Of the total amount payable of $149,565, $72,465 was payable upon signing and the balance payable at the rate of $36,232 per month. The current balance of $83,519 will be repaid by December 2004.

6.      Capital Stock

`       Authorized:
          100,000,000 common shares with a $0.0001 par value.
            1,000,000 preferred shares with a $0.01 par value.
              400,000 Series A preferred stock with a $0.01 par value.

                                                                2004    2003
        Issued:
          27,612,428 common shares (2003 - 37,653,500)        $2,761  $3,766
             279,134 Series A preferred shares (2003 - Nil)   $2,791  $    -




7.      Stock options

        The Company has adopted a stock option plan accounted for under SFAS No. 123 and related interpretations.

        On October 31, 2003, the Company granted 500,000 options to a director in consideration for services rendered at $0.05 expiring
        October 31, 2008 and expensed the difference between the fair market value of the shares on October 31, 2003 and the option price.

        On November 11, 2003, the Company granted 100,000 options in consideration for services rendered at $0.10 expiring on November 11, 2004 and expensed the difference between fair market value of the shares on November 11, 2003 and the option price.

                                                                            F10

        On June 15, 2004, the Company granted 1,250,000 options in consideration for services rendered at $0.05 expiring on July 30, 2005 and expensed the difference between fair market value of the shares on June 15, 2004 and the option price.

        Included in selling, general and administrative expenses, is $177,188 of consulting fees relating to these options.

        The following table summarizes information about options at July 31, 2004:

                Range of                Number               Remaining
            Exercise Prices          Outstanding          Contractual Life

              $.05 - $0.10            1,850,000             12 to 15 months

        During the period, 650,000 options expired and 200,000 options were exercised.


8.      INCOME TAXES

        The company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

        In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its' losses as there is no assurance that future tax benefits will be realized.



9.      BASIC LOSS PER SHARE

        Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis.


10.     Commitment

        On February 27,2004, the company entered into a new equity line agreement for $5 million with Dutchess Private Equities Fund, L.P. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing bids during the pricing period. The maximum accessible through this facility is $5,000,000.

                                                                            F11

11.     Related party transactions

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



13.     Operating Segments

        Information about operating segments is as follows;


                                                           July 31,
                                                 --------------------------
                                                     2004            2003
                                                 ----------       ---------
        Revenues:
                Infant                             $277,557       $  91,584
                Computer hardware                 2,735,345               0
                                                 ----------       ---------
                                                $ 3,012,902       $  91,584
                                                 ==========       =========
        Loss from Operations:
                Infant                          $(1,302,316)      $(286,901)
                Computer hardware                   (70,797)              0
                                                 ----------       ---------
                                                $(1,373,113)      $(286,901)
                                                 ==========       =========
        Identifiable Assets:
                Infant                             $793,479       $ 257,683
                Computer hardware                   585,789               0
                                                 ----------       ---------
                                                $ 1,379,268       $ 257,683
                                                 ==========       =========


                                                                            F12