Form 10KSB/A
period 2004-07-31
ON THE GO HEALTHCARE INC
filed 2004-11-16
CIK 1126302

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

 3.4 Restated Certificate of Incorporation(filed as Exhibit 3.4 to the Registrant's Form 10-KSB/A filed on November 12, 2004 and incorporated herein by reference).

 3.5 Certificate of Amendment of the Certificate of Incorporation(filed as Exhibit 3.5 to the Registrant's Form 10-KSB/A filed on November 12, 2004 and incorporated herein by reference)..

 4.1 Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 4.1 to the Registrant's Form 10-KSB/A filed on November 12, 2004 and incorporated herein by reference).

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

Dated: November 16, 2004


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

Signature                       Title                                   Date


By:/s/ Stuart Turk                                                    11/16/04
------------------------        President, Chief Executive Officer,   --------
Stuart Turk                     and Director

By:/s/ Evan Schwartzberg        Chief Financial Officer and           11/16/04
------------------------        Accounting Officer                    --------
Evan Schwartzberg

By:/s/ Ralph Magid              Director                              11/16/04
------------------------                                              --------
Ralph Magid

By:/s/ Randal A. Kalpin         Director                              11/16/04
------------------------                                              --------
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






                                                        /s/ DANZIGER & HOCHMAN
North York, Ontario
November 8, 2004                                         Chartered Accountants



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