Form 10QSB
period 2004-10-31
ON THE GO HEALTHCARE INC
filed 2004-12-14
CIK 1126302

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

                                  (Mark One)
              [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2004

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to __________

                        Commission File Number: 333-61538

                           ON THE GO HEALTHCARE, INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                DELAWARE                                  98-0231687
         ----------------------                         --------------
      (State or other jurisdiction of                 (I.R.S. employer
        incorporation or organization)                  identification number)



         85 Corstate Avenue, Unit #1 Concord, Ontario, Canada L4K 4Y2
         ------------------------------------------------------------
                    (Address of principal executive offices)

                                  (905) 760-2987
                                  --------------
                            (Issuer's telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 1,507,039 shares of Common Stock, par value $0.0001 per share were outstanding as of November 8, 2004.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            ON THE GO HEALTHCARE, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2004

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of October 31, 2004(Unaudited).......F1

         Consolidated Statements of Operations and Comprehensive
         (loss) Income for the Three Months Ended October 31, 2004
         and 2003 (Unaudited)..............................                 F2

         Consolidated Statements of Cash Flows for the Three Months
         Ended October 31, 2004 and 2003 (Unaudited)........................F3

         Notes to Consolidated Financial Statements...................F4 - F10

Item 2 - Management's Discussion and Analysis Or Plan of Operation...........4

Item 3 - Controls and Procedures ............................................8


PART II - OTHER INFORMATION


Item 1  - Legal Proceedings..................................................8

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds........8

Item 3  - Defaults Upon Senior Securities....................................9

Item 4  - Submission of Matters to a Vote of Securities Holders..............9

Item 5  - Other Information .................................................9

Item 6  - Exhibits ..........................................................9

Signatures..................................................................10

                        PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements



                          On the Go Healthcare, Inc.

                     Consolidated Financial Statements

         Three Months Ended October 31, 2004 and 2003 (Unaudited)


Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of October 31, 2004 Unaudited)........F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three Months Ended October 31, 2004
          and 2003 (Unaudited)..............................................F2

        Consolidated Statements of Cash Flows for the Three Months Ended
          October 31, 2004 and 2003 Unaudited)..............................F3

        Notes to Consolidated Financial Statements....................F4 - F10

                          On the Go Healthcare, Inc.

                          Consolidated Balance Sheet

               October 31, 2004 (Unaudited) and July 31, 2004


                                                       ----------   ---------
                                                         Oct. 31,     July 31,
                                                           2004         2004
                                                        ----------   ---------
Assets
Current assets:
        Cash                                            $  152,869   $ 184,343
        Accounts receivable                                657,283     511,086
        Inventory                                          265,878     239,659
        Prepaid expenses                                    22,320       7,192
                                                        ----------    --------
Total current assets                                     1,098,350     942,280
Other
Property and equipment, net of accumulated amortization    285,858     249,144
Intangibles                                                205,000     187,844
                                                        ----------    --------
Total assets                                            $1,589,208  $1,379,268
                                                        ==========  ==========

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable and accruals                   $  720,528  $  711,552
        Loan payable                                        64,203      83,519
                                                        ----------   ---------
Total liabilities                                       $  784,731  $  795,071
                                                        ----------   ---------



Stockholders' equity:

Common stock; $.0001 par value; 100,000,000
  shares authorized; issued 1,004,488
  (pre-split - 30,134,646);
  (July 31,2004 - 27,612,428)
  preferred stock; .01 par value; 1,000,000
  shares authorized; issued 279,134
  (July 31, 2004 - 279,134).

        Issued and outstanding - common                      3,013       2,761
        Issued and outstanding - preferred                   2,791       2,791
        Additional paid-in capital                       3,357,239   2,850,210
        Accumulated other comprehensive (loss)            (299,313)    (32,264)
        Accumulated deficit                             (2,259,253)( 2,239,301)
                                                        ----------   ---------
Total stockholders' equity                                 804,477     584,197
                                                        ----------   ---------

                                                        $1,589,208  $1,379,268
                                                        ==========  ==========




The accompanying notes are an integral part of
  the consolidated financial statements.                                     F1

                          On the Go Healthcare, Inc.

                  Consolidated Statements of Operations and

                    Comprehensive (Loss) Income (Unaudited)


                                                           Three Months Ended
                                                                October 31,
                                                        ----------------------
                                                              2004        2003
                                                        ----------------------


Sales
   Healthcare                                           $  193,098   $ 261,850
   Computer                                                852,309           0
                                                        ----------   ---------
                                                        $1,045,407   $ 261,850
                                                        ----------   ---------
   Cost of sales
     Healthcare                                            119,394     212,789
     Computer                                              639,958           0
                                                        ----------   ---------
                                                           759,352     212,789
                                                        ----------   ---------

Gross profit                                               286,055      49,061

Selling, general and administrative
    expenses                                               304,210     200,223
                                                        ----------   ----------

Loss before income taxes                                   (18,155)   (151,162)
    Financing costs                                          1,797      44,566
    Income taxes                                                 0           0
                                                        ----------   ----------
Net loss                                                   (19,952)   (195,728)
                                                        ==========   ==========

Net loss per common share                                 $   (.01)  $    (.01)
                                                        ==========   ==========

Weighted average number of
common shares outstanding                                  975,810  38,932,282
                                                        ==========  ===========




The accompanying notes are an integral part of
  the consolidated financial statements.                                     F2

                           On the Go Healthcare, Inc.

               Consolidated Statements of Cash Flows (Unaudited)

                                                             Three Months Ended
                                                                October 31,
                                                            -------------------
                                                                2004      2003
                                                            -------------------
Operating activities
        Net loss                                             (19,952) (195,728)
                                                            -------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Amortization                                      23,824     4,848
            Shares issued in consideration of services
              rendered                                             0    65,287
            Financing costs                                        0    44,134
            (Increase) decrease in:
               Accounts receivable                           (146,197)(102,246)
               Inventory                                      (26,219) (19,918)
               Prepaid expenses                               (15,128)  42,640
            Increase (decrease) in:
               Accounts payable and accrued liabilities         8,976  120,682
                                                            -------------------
        Total adjustments                                    (154,744) 155,427
                                                            -------------------
        Net cash used by operating activities                (174,696) (40,301)
                                                            -------------------
Investing activities
        Acquisition of property and equipment                 (38,951)       0
                                                            -------------------
        Net cash used by investing activities                 (38,951)       0
                                                            -------------------
Financing activities
        Increase (Decrease) in bank indebtedness                    0  (38,721)
        Proceeds on sale of capital stock net of expenses     175,000  262,900
        Issue costs on shares issued for cash                  (1,797)       0
        Payment on note payable to related parties                  0  (22,980)
        Payments on loan payable                              (19,316)       0
                                                            -------------------
        Net cash provided by financing activities             153,887  201,199
                                                            -------------------
Effect of exchange rate changes                                28,286     (938)
                                                            -------------------
Net increase (decrease) in cash                               (31,474) 159,960

Cash at beginning of period                                   184,343      762
                                                            -------------------

Cash at end of period                                        $152,869 $160,722
                                                            ===================
Supplemental disclosures of cash flow information
        Income taxes paid                                   $      0  $      0
                                                            -------------------
        Interest paid                                       $    380  $    551
                                                            -------------------




The accompnying notes are an integral part of
  the consolidated financial statements.                                     F3

                          On the Go Healthcare, Inc.

                 Notes to Consolidated Financial Statements

              Three Ended October 31, 2004 and 2003 (Unaudited)


1.  Financial Statements

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2004 results of operations for the three months ended October 31, 2004 and 2003, and cash flows for the three months ended October 31, 2004 and 2003. Results for the three month period are not necessarily indicative of fiscal year results.

    The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended
    July 31, 2004.

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

    During October 2003, the Company's subsidiary acquired the operating assets and liabilities of a computer hardware distributor, Compuquest, Inc.

    On May 18, 2004, the Company signed an agreement to acquire substantially all of the assets and assume the liabilities of Vital Baby Innovations Inc. The acquisition closed in June 2004.

    Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve its operational results and financial condition.

3.  Acquisition

    During October 2003, the Company, through its wholly owned subsidiary, The International Mount Company, Ltd. acquired the operating assets and assumed the operating liabilities of Compuquest, Inc., a computer hardware distributor. The results of the computer hardware distribution operations has been included in the operations of the Company from October 1, 2003. The investment has been accounted for by the purchase method as follows;


        Accounts receivable     191,888
        Inventory                33,624
        Property and equipment   63,613
        Bank indebtedness       (79,161)
        Accounts payable       (209,964)

        Net                          Nil

                                                                             F4

4.  Background Information

    On the Go Healthcare, Inc. ("On the Go" or the "Company") is a Delaware corporation incorporated on July 21, 2000. The International Mount Company, Ltd. (International Mount) was incorporated under the laws of Canada in August 1993. On July 21, 2000, On the Go acquired International Mount in a business combination accounted for in a manner similar to a pooling of interests since it is a combination of entities under common control. International Mount became a wholly owned subsidiary of On the Go via a cash payment of $198 and the exchange of 16,000,000 shares of common stock of On the Go for all of the outstanding stock of International Mount. The accompanying consolidated financial statements are based on the assumption that the companies were combined for all periods presented.

    The consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly owned subsidiary, International Mount. The consolidated entities will hereinafter be referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

    The Company operates in the manufacturing and distribution of childcare products segment throughout Canada. Through acquisitions, the company also is a computer hardware distributor. The Company's corporate headquarters are located in Ontario, Canada.

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

    In January 2003, the FASB issued SFAS No. 148, Accounting for Stock - Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
    In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the July 31, 2004 financial statements. The interim reporting disclosure requirements were effective for the company's
    October 31, 2003 10-QSB. The Company has accounted for all outstanding stock based compensation on the fair value basis.

                                                                             F6

7.  Property and Equipment

    Property and equipment consist of the following as of;


                                       Oct. 31,       July 31,
                                         2004          2004
                                       --------       --------
        Machinery and equipment        $258,444       $206,209
        Office equipment                 46,846         42,366
        Computer software                21,205         19,449
        Computer hardware                66,550         62,545
        Leasehold improvements           55,282         46,417
                                       --------       --------
                                        448,327        376,986
        Less accumulated depreciation   162,469        127,842
                                       --------       --------
                                       $285,858       $249,144
                                       ========       ========




8.  Bank indebtedness

    The Company has a line of credit in the amount of $18,000 that bears interest at the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors. This credit facility was not used as of October 31, 2004.

9.  Capital Stock

    During the first quarter, the Company issued 2,522,218 common shares for a total consideration of $175,000 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $1,797, has been treated as a financing expense.

    On October 1, 2004, the Company did a reverse stock split and exchanged all of its common shares on the basis of 30 shares for 1 new common share.

                                                                             F7

10. Stock options

    On July 15, 2003, a consultant was issued an option to acquire 200,000 common shares at an exercise price of $0.05 per share with an expiry of July 15, 2005. The option was issued in consideration of services rendered to the Company. The value of the option has been estimated to be $12,278 computed based on the Black Scholes model, using a fair market value price of $0.082 per share, volatility of 137% and a riskless interest rate of 1.35%. The shares were issued in second quarter.

    On October 31, 2003, a director was issued an option to acquire 500,000 common shares at an exercise price of $0.05 per share with an expiry of July 15, 2008. The option was issued in consideration of services rendered to the Company. The value of the option has been estimated to be $65,287 computed based on the Black Scholes model, using a fair market value price of $0.14 per share, volatility of 136% and a riskless interest rate of 3.19%.

    In November 2003, the Company issued an option to acquire 100,000 common shares at an exercise price of $0.10 per share with an expiry of November 21, 2004. The option was issued in consideration of services to be rendered to the Company. The value of the option has been estimated to be $8,000.

    On June 15, 2004, as part of the compensation for services rendered, the Company issued an option to acquire 1,250,000 common shares at an exercise price of $0.05 per share with an expiry of July 31, 2005. The value of the option has been estimated to be $103,901 computed based on the Black Scholes model, using a fair market value price of $.125 per share, volatility of 150% and a riskless interest rate of 3%.

11. Net loss per shares

    Basic earnings per share is computed by dividing net loss by the weighed average number of shares of common stock outstanding during the period. Diluted earnings per shares is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consider of shares of common stock issuable upon the exercise of stock options; common equivalent shares are excluded from the calculation if their effect is antidilutive. The Company has excluded 2,050,000 shares related to options.

                                                                             F8

12. Cash flow

    The following operating assets and liabilities of Compuquest Inc. were acquired by the company effective October 1, 2003 and these amounts have therefore not been included in the statement of cash flows as at July 31, 2003 as the acquisition was a non-cash transaction.


        Increase in accounts receivable        $191,888
        Increase in inventory                    33,624
        Increase in property and equipment       63,613
        Increase in bank indebtedness           (79,161)
        Increase in accounts payable           (209,964)


13. Commitment

    On February 27,2004, the Company entered into a new equity line agreement for $5 million with Dutchess Private Equities Fund, L.P. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing best bids during the pricing period.


                                                                             F9

14. Operating Segments

    Information about operating segments is as follows;


                                           -------------------------
                                                   October 31,
                                               2004           2003
                                           -------------------------
        Revenues:
                Health care products       $  193,098     $  261,850
                Computer hardware             852,309              0
                                           -----------    -----------
                                           $1,045,407    $   261,850
                                           ===========    ===========
        Income (loss) from Operations:
             Three months ended
                Health care products       $ (124,770)    $ (145,098)
                Computer hardware             104,818        (50,630)
                                           -----------    -----------
                                           $  (19,952)    $ (195,728)
                                           ===========    ===========
        Identifiable Assets:
                Health care products       $1,086,369     $  393,978
                Computer hardware             502,839        415,912
                                           -----------    -----------
                                           $1,589,208     $  809,890
                                           ===========    ===========




                                                                            F10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis compares our results of operations for the three months ended October 31, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended
July 31, 2004.


Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward- looking statements for many reasons, including general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance and other risks described in our annual report on Form 10-KSB and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.


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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003.


Revenues

Revenues from sales of childcare products was $193,098 for the three months ended October 31, 2004 compared to $261,850 for the three months ended October 31, 2003.

Revenues from sales from our computer division for the three months ended October 31, 2004 were $852,309. We acquired the computer division in October 2003 and hired additional experienced sales people to increase sales in this division.

Cost of Sales

Cost of sales of our childcare division was $119,394 for the three months ended October 31, 2004 compared to $212,789 for the three months ended October 31, 2003. The decrease in cost of sales is attributed to certain inventory purchase opportunities that were experienced during the quarter.

The cost of sales our computer division was $639,958 for the three months ended October 31, 2004 compared to $0 for the three months ended
October 31, 2003. The increase in cost of sales is attributed to the acquisition of the computer division in October 2003.


Selling, General and Administrative Expenses

Selling, General and Administrative Expenses increased from $200,223 for the three months ended October 31, 2003 to $304,210 for the three months ended October 31, 2004. The increase in selling, general and administrative expenses can be mainly attributed to the acquisition of our computer hardware division.


Net loss

We experienced a decrease in our net loss from $195,728 for the three months ended October 31, 2003 to $19,952 for the three months ended October 31, 2004. However, we recorded a net income prior to amortization of $23,824.
Among the significant items impacting the current quarter were increased Selling, General and Administrative expenses of $103,987, offset by the increase in gross profit due to the increase in sales revenue. We have been investing in marketing research, infrastructure and our website to position ourselves for expansion and growth. As discussed in the commentary for the three months ended April 30, 2004, the Computer Hardware division became profitable in the quarter ended April 30, 2004.

Liquidity and Capital Resources

Current Assets totaled $1,098,350 as of October 31, 2004 an increase of $156,070 over the amount of Current Assets of $942,280 for the period ended July 31, 2004. The increase is due primarily to accounts receivable and inventory related to the operations of Compuquest ($172,416). The balance of the increase is the result of capital stock issued as part of the equity line of credit with Dutchess Private Equities Fund, LP ($175,000) offset by the net cash loss from operations.

Current Liabilities totaled $784,731 as of October 31, 2004 a decrease of $10,340 as compared with $795,071 for the period ended July 31, 2004. The decrease was primarily attributable to repayment of a loan related to the purchase of Compuquest ($19,316).

For the three months ended October 31, 2004, the cash required for operations was $174,696 as compared to $40,301 for the three months ended October 31, 2003. The increase in the cash requirement is due to the increase in accounts receivable and inventory related to the operations of the computer division.

For the three months ended October 31, 2004, we invested in additions to property and equipment of $38,951 as compared to $0 for the three months ended October 31, 2003. The acquisitions are related to operations of Compuquest and equipment to improve the efficiency of the childcare division.

For the three months ended October 31, 2004, we had cash provided by financing activities of $153,887 as compared to cash provided by financing activities of $201,199 for the three months ended October 31, 2003. The primary source of financing has been common shares issued as part of an Investment Agreement for an equity line of credit.

As of October 31, 2004, we have not been profitable but have experienced positive cash flows from operations. Operations have continued to be financed through the issuance of stock as well.

On February 27, 2004, we signed an Investment Agreement for the issuance of common shares pursuant to an equity line of credit agreement for a total amount of $5 million. The quantity of shares to be issued were limited by the volume of shares traded and the price determined at 94% of the average of the three lowest closing best bids during the pricing period. We used $ 512,500 of the Equity Line through October 31, 2004.

For the next 12 months, we expect our primary sources of liquidity to be funds generated by our equity line. We believe that we have sufficient funds to fund our operations for a minimum of 12 months. If the equity line does not provide adequate resources for our operating needs, it is unlikely that we will be able to obtain alternate debt or equity financing on commercially reasonable terms given our operating history and current financial position. Additionally, the terms of the equity line with Dutchess prohibit us from selling our stock below market price for one year after our registration statement is declared effective by the SEC unless we receive written consent from Dutchess. Our registration statement was declared effective on March 10, 2004. As a result, it is highly unlikely that we will be able to raise funds through the sale of equity until March 10, 2005.

Capital Commitments

We have a loan payable that arose from the acquisition of the operating assets net of assumed liabilities of Vital Baby Innovations. Of the total amount payable of $149,565, $72,465 was payable upon signing and the balance is payable at the rate of $36,232 per month. We intend to pay the current balance of $83,519 by December 2004.


Financing Activities

We have a line of credit in the amount of $18,000 that bears interest at the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors. This credit facility was not used as of October 31, 2004.

During the first quarter, we issued 2,522,218 common shares for a total consideration of $175,000 under the terms of our equity line of credit agreement with Dutchess.

Subsidiary

As of October 31, 2004, we had one wholly-owned subsidiary International Mount Company, Ltd. Compuquest and Vital Baby Innovations are divisions of International Mount.

Item 3. Controls and Procedures


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

Item 1. Legal Proceedings

        We are not involved in any legal proceedings that are material to our business or financial condition. We are not aware of any pending or threatened legal proceedings that are or could be material to our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2004, we issued 497,500 restricted shares of our common stock in exchange for services valued at $447,750.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under
Section 3(b) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

        - the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

        - we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

        - at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

        - neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

        - we exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of
             Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

        Not applicable.

Item 5. Other Information

       On October 1, 2004, we did a reverse stock split and exchanged all of our common shares on the basis of 30 shares for 1 new common share and began trading under the new ticker symbol "OGHC.OB."


Item 6. Exhibits

Exhibit Number    Description of Exhibit

 3.1 Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-KSB filed on October 27, 2004 and incorporated herein by reference).

 3.2 By-laws (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form SB-2 filed on May 24, 2001 and incorporated herein by reference).

 3.3 Certificate of Amendment of the Certificate of Incorporation (filed as
     Exhibit 3.5 to the Registrant's Annual Report on Form 10-KSB filed on October 27, 2004 and incorporated herein by reference).

 4.1 Certificate of Designation of Series A Convertible Preferred Stock filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB filed on October 27, 2004 and incorporated herein by reference).

 4.2 Form of Series C common Stock Purchase Warrant (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2 filed on
     November 19, 2004 and incorporated herein by reference).

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             ON THE GO HEALTHCARE, INC.



                                             By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director



Dated: December 13, 2004

                                             By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Accounting Officer




Dated: December 13, 2004