Form 10QSB
period 2005-01-31
ON THE GO HEALTHCARE INC
filed 2005-03-10
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

                                  (Mark One)
          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2005

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

                               (905) 760-2987
                           (Issuer's telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 1,836,194 shares of common stock, par value $0.0001 per share were outstanding as of February 14, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE FISCAL QUARTER ENDED JANUARY 31, 2005


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


                                                                          Page

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of January 31, 2005(Unaudited).......F1

         Consolidated Statements of Operations and Comprehensive
         (loss) Income for the Three and Six Months Ended January 31, 2005
         and 2004 (Unaudited)..............................                 F2

         Consolidated Statements of Cash Flows for the Six Months
         Ended January 31, 2005 and 2004 (Unaudited)........................F3

         Notes to Consolidated Financial Statements...................F4 -  F9

Item 2 - Management's Discussion and Analysis Or Plan of Operation...........4

Item 3 - Controls and Procedures ............................................7




PART II - OTHER INFORMATION


Item 1  - Legal Proceedings..................................................8

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds........8

Item 3  - Defaults Upon Senior Securities....................................8

Item 4  - Submission of Matters to a Vote of Securities Holders..............8

Item 5  - Other Information .................................................8

Item 6  - Exhibits ..........................................................9

Signatures..................................................................10

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements



                         On the Go Healthcare, Inc.

                      Consolidated Financial Statements

           Six Months Ended January 31, 2005 and 2004 (Unaudited)




Contents

Consolidated Financial Statements:

        Consolidated Balance Sheet as of January 31, 2005 Unaudited)........F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Six Months Ended January 31, 2005
          and 2004 (Unaudited)..............................................F2

        Consolidated Statements of Cash Flows for the Six Months Ended
          January 31, 2005 and 2004 Unaudited)..............................F3




Notes to Consolidated Financial Statements.............................F4 - F9

                         On the Go Healthcare, Inc.

                         Consolidated Balance Sheet

               January 31, 2005 (Unaudited) and July 31, 2004


                                                       ----------   ---------
                                                         Jan. 31,     July 31,
                                                           2005         2004
                                                        ----------   ---------
Assets
Current assets:
        Cash                                            $  346,577   $ 184,343
        Accounts receivable                                435,269     511,086
        Inventory                                          250,780     239,659
        Prepaid expenses                                   221,230       7,192
                                                        ----------    --------
Total current assets                                     1,253,856     942,280
Other
Property and equipment, net of accumulated amortization    319,842     249,144
Intangibles                                                190,305     187,844
                                                        ----------    --------
Total assets                                            $1,764,003  $1,379,268
                                                        ==========  ==========

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable and accruals                   $  660,022  $  711,552
        Loan payable                                             -      83,519
                                                        ----------   ---------
Total liabilities                                       $  660,022  $  795,071
                                                        ----------   ---------


Stockholders' equity:

Common stock; $.0001 par value; 100,000,000
  shares authorized; issued 1,790,415
  (July 31,2004 - 920,414)
  preferred stock; .01 par value; 1,000,000
  shares authorized; issued 279,134
  (July 31, 2004 - 279,134).

        Issued and outstanding - common                      3,092       2,761
        Issued and outstanding - preferred                   2,791       2,791
        Additional paid-in capital                       4,027,697   2,850,210
        Accumulated other comprehensive (loss)            (113,424)    (32,264)
        Accumulated deficit                             (2,816,175)( 2,239,301)
                                                        ----------   ---------
Total stockholders' equity                               1,103,981     584,197
                                                        ----------   ---------

                                                        $1,764,003  $1,379,268
                                                        ==========  ==========




The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F1

                        On the Go Healthcare, Inc.

                Consolidated Statements of Operations and

                 Comprehensive (Loss) Income (Unaudited)


                              Three Months Ended         Six Months Ended
                                  January 31,               January 31,
                              ------------------        ----------------------
                                 2005       2004            2005        2004
                              ------------------        ----------------------


Sales
   Healthcare              $   171,232   $   56,322     $  364,330   $  87,523
   Computer                    639,857      751,469      1,492,166     982,118
                           -----------   ----------     ----------   ---------
                               811,089      807,791      1,856,496   1,069,641
                           -----------   ----------     ----------   ---------
Cost of sales
   Healthcare                  149,915       19,266        269,309      33,872
   Computer                    591,044      621,201      1,231,002     819,384
                           -----------   ----------     ----------   ---------
                               740,959      640,467      1,500,311     853,256
                           -----------   ----------     ----------   ---------

Gross profit                    70,130      167,324        356,185     216,385

Selling, general and
  administrative expenses      621,591      380,517        925,801     580,740
                           -----------   ----------     ----------   ----------

Loss before income taxes      (551,461)    (213,193)      (569,616)   (364,355)
  Financing costs                5,461       18,706          7,258      63,272
  Income taxes                       0            0              0           0
                           -----------   ----------     ----------   ----------
Net loss                   $  (556,922)  % (231,899)    $ (576,874)  $(427,627)
                           ===========   ==========     ==========   ==========

Net loss per common share  $      (.47)  $     (.01)      $   (.48)  $    (.01)
                           ===========   ==========     ==========   ==========

Weighted average number of
common shares outstanding    1,197,391   40,822,143      1,197,391  40,550,205
                           ===========   ==========     ==========  ===========



The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F2

                         On the Go Healthcare, Inc.

              Consolidated Statements of Cash Flows (Unaudited)


                                                              Six Months Ended
                                                                January 31,
                                                            -------------------
                                                                2005      2004
                                                            -------------------
Operating activities
        Net loss                                           $(576,874)$(427,627)
                                                            -------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Amortization                                      51,714    17,668
            Shares issued in consideration of services
              rendered                                       223,875   375,050
            Stock options issued in consideration of
              services rendered                                    0    73,287
            Financing costs                                    7,258    61,266
            Capital contribution of interest from loan             0     1,594
            (Increase) decrease in:
               Accounts receivable                             75,817 (168,203)
               Inventory                                      (11,121) (30,972)
               Prepaid expenses                               (33,595)(146,460)
            Increase (decrease) in:
               Accounts payable and accrued liabilities       (51,530)   2,489
                                                            -------------------
        Total adjustments                                     262,418  185,719
                                                            -------------------
        Net cash used by operating activities                (314,456)(241,908)
                                                            -------------------
Investing activities
        Acquisition of property and equipment                (122,412) (69,067)
                                                            -------------------
        Net cash used by investing activities                (122,412) (69,067)
                                                            -------------------
Financing activities
        Increase (Decrease) in bank indebtedness                    0   (6,068)
        Proceeds on sale of capital stock net of expenses     722,838  618,215
        Issue costs on shares issued for cash                  (7,258)  (3,041)
        Payment on note payable to related parties            (83,519) (31,537)
        Proceeds from loan payable to related party                 0    2,820
                                                            -------------------
        Net cash provided by financing activities             632,061  580,389
                                                            -------------------
Effect of exchange rate changes                                32,959    3,361
                                                            -------------------
Net increase in cash                                          162,234  272,775

Cash at beginning of period                                   184,343      762
                                                            -------------------

Cash at end of period                                        $346,577 $273,537
                                                            ===================
Supplemental disclosures of cash flow information
        Income taxes paid                                   $      0  $      0
                                                            -------------------
        Interest paid                                       $  1,389  $  2,117
                                                            -------------------


The accompnying notes are an integral part of the consolidated
  financial statements.                                                      F3

                         On the Go Healthcare, Inc.

                 Notes to Consolidated Financial Statements

               Six Ended January 31, 2005 and 2004 (Unaudited)



1.  Financial Statements

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2005 results of operations for the six months ended
    January 31, 2005 and 2004, and cash flows for the six months ended
    January 31, 2005 and 2004. Results for the six month period are not necessarily indicative of fiscal year results.

    The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended July 31,2004.

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

2.  Management's Plans
    The cash flow requirements for On the Go Healthcare, Inc. ("On the Go" or the "Company") are supported by a financing agreement for an equity line of credit.

    Management believes that despite recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve its operational results and financial condition.

3.  Subsequent Event Acquisition

    Subsequent to the end of the quarter, the Company advanced the sum of $200,000 as a secured loan to 1637033 Ontario Limited of the City of Vaughan in the Province of Ontario in Canada. The borrower was subsequently found to be in default of the terms of the loan and the shares of the borrower were surrendered by the shareholder to the Company in full and final settlement of the outstanding loan. The assets of the borrower included 100% of the outstanding stock of a private corporation known as Helios/Oceana Ltd. which was primarily in the business of providing system integration services related to computer hardware and software. The borrower was also in possession of a note secured by all of the assets of Helios/Oceana Ltd. The Company subsequently acquired all of the assets of Helios/Oceana Ltd. including the name and any trademarks under the terms of the security provided under the note held by 1637033 Ontario Limited. The Company intends to account for this transaction as an acquisition of a business by allocating the $200,000 to the fair value of the net assets and goodwill of Helios/Oceana Ltd.


                                                                             F4

4.  Background Information

    The "Company" is a Delaware corporation incorporated on July 21, 2000.
    The International Mount Company, Ltd. (International Mount) was incorporated under the laws of Canada in August 1993. On July 21, 2000,
    On the Go acquired International Mount in a business combination accounted for in a manner similar to a pooling of interests since it is a combination of entities under common control. International Mount became a wholly owned subsidiary of On the Go via a cash payment of $198 and the exchange of 16,000,000 shares of common stock of On the Go for all of the outstanding stock of International Mount. The accompanying consolidated financial statements are based on the assumption that the companies were combined for all periods presented.

    The consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly owned subsidiary, International Mount. The consolidated entities will hereinafter be referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

    The Company operates two separate divisions. The first is in the management and distribution of childcare products segment throughout Canada. The second is a computer hardware distributor. The Company's corporate headquarters are located in Ontario, Canada.

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

                                                                             F6

7.  Property and Equipment

    Property and equipment consist of the following as of;


                                  Jan. 31,       July 31,
                                    2005          2004
                                  --------       --------
    Machinery and equipment        $254,032       $206,209
    Office equipment                 63,452         42,366
    Computer software                20,843         19,449
    Computer hardware                80,725         62,545
    Leasehold improvements           80,346         46,417
                                   --------       --------
                                    499,398        376,986
    Less accumulated depreciation   179,556        127,842
                                   --------       --------
                                   $319,842       $249,144
                                   ========       ========




8.  Bank indebtedness

    The Company has a line of credit in the amount of $18,000 that bears interest at the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors. This credit facility was not used as of January 31, 2005 or October 31, 2004.

9.  Capital Stock

    During the first quarter, the Company issued 2,522,218 common shares (84,074 common shares on a post-split basis) for a total consideration of $175,000 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received on the issuance, $1,797, has been treated as a financing expense.

    On October 1, 2004, the Company did a reverse stock split and exchanged all of its common shares on the basis of 30 shares for 1 new common share.

    During the second quarter, the Company issued 497,500 restricted shares of common stock in exchange for services valued at $447,750.

    During the second quarter, the Company issued 288,077 common shares for a total of consideration of $547,838 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received, $5,461, has been treated as a financing expense

                                                                             F7

10. Stock options

    On October 31, 2003, a director was issued an option to acquire 16,667 common shares (500,000 common shares prior to the stock split on October 1, 2004) at an exercise price of $1.50 per share ($0.05 per share prior to the stock split on October 1, 2004) with an expiry of July 15, 2008. The option was issued in consideration of services rendered to the Company. The value of the option has been estimated to be $65,287 computed based on the Black Scholes model, using a fair market value price of $4.20 per share ($0.14 per share prior to the stock split on October 1, 2004), volatility of 136% and a riskless interest rate of 3.19%.

    On June 15, 2004, as part of the compensation for services rendered, the Company issued an option to acquire 41,667 common shares (1,250,000 common shares prior to the stock split on October 1, 2004) at an exercise price of $1.50 per share ($0.05 per share prior to the stock split on October 1, 2004) with an expiry of July 31, 2005. The value of the option has been estimated to be $103,901 computed based on the Black Scholes model, using a fair market value price of $3.75 per share ($0.125 per share prior to the stock split on October 1, 2004), volatility of 150% and a riskless interest rate of 3%.

11. Net loss per shares

    Basic earnings per share is computed by dividing net loss by the weighed average number of shares of common stock outstanding during the period. Diluted earnings per shares is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consider of shares of common stock issuable upon the exercise of stock options; common equivalent shares are excluded from the calculation if their effect is antidilutive. The Company has excluded 78,128 shares (2,343,840 shares prior to the stock split on October 1, 2004) related to options.


12. Commitment

    On February 27,2004, the Company entered into a new equity line agreement for $5 million with Dutchess Private Equities Fund, L.P. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing best bids during the pricing period.

                                                                           F8

13. Operating Segments

    Information about operating segments is as follows;


                                       -------------------------
                                               January 31,
                                           2005           2004
                                       -------------------------
    Revenues:
            Health care products       $  364,330     $   87,523
            Computer hardware           1,492,166        982,118
                                       -----------    -----------
                                       $1,856,496    $ 1,069,641
                                       ===========    ===========
    Income (loss) from Operations:
         Three months ended
            Health care products       $ (567,203)    $ (390,184)
            Computer hardware              (9,671)       (37,443)
                                       -----------    -----------
                                       $ (576,874)    $ (427,627)
                                       ===========    ===========
    Identifiable Assets:
            Health care products       $1,223,972     $  735,704
            Computer hardware             540,031        501,243
                                       -----------    -----------
                                       $1,764,003     $1,236,947
                                       ===========    ===========




                                                                            F9

Item 2. Management's Discussion and Analysis of Financial Condition and


Results of operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Introduction

The following discussion and analysis compares our results of operations for the six months ended January 31, 2005 to the same period in 2004. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended July 31, 2004.

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2005 AND JANUARY 31, 2004.

Revenues

Revenues from sales of childcare products was $364,330 for the six months ended January 31, 2005 compared to $87,523 for the six months ended
January 31, 2004. The primary reason for the increase is the acquisition of Vital Baby Innovations in June 2004. Additionally, we hired additional experienced sales people to increase sales in this division.

Revenues from sales from our computer division for the six months ended January 31, 2005 were $1,492,166 and $982,118 for the six months ended January 31, 2004. The primary reason for the increase is the acquisition of Compuquest in October 2003. Additionally, we hired additional experienced sales people to increase sales in this division.

Cost of Sales

Cost of sales of our childcare division was $269,309 for the six months ended January 31, 2005 compared to $33,872 for the six months ended January 31, 2004. The increase is due to the acquisition of Vital Baby Innovations and the increase in products being sold.

The cost of sales our computer division was $1,231,002 for the six months ended January 31, 2005 compared to $819,384 for the six months ended January 31, 2004. The overall gross margin in this division was consistent between 2005 and 2004.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses increased from $580,740 for the six months ended January 31, 2004 to $925,801 for the six months ended January 31, 2005. The increase in selling, general and administrative expenses can be mainly attributed to the increased effort in the computer hardware division.

Net loss

We experienced an increase in our net loss from $427,627 for the six months ended January 31, 2004 to $576,874 for the six months ended January 31, 2005. Among the significant items impacting the current quarter were increased Selling, General and Administrative expenses of $621,591, and a decrease in gross profit. We have been investing in marketing research, infrastructure and our website to position ourselves for expansion and growth.

Liquidity and Capital Resources

Current Assets totaled $1,253,856 as of January 31, 2005 an increase of $311,576 over the amount of Current Assets of $942,280 for the period ended July 31, 2004. The increase is primarily due to the result of capital stock issued as part of the equity line of credit with Dutchess Private Equities Fund, LP ($722,838) offset by the net cash loss from operations.

Current Liabilities totaled $660,022 as of January 31, 2005 a decrease of $135,049 as compared with $795,071 for the period ended July 31, 2004. The decrease was primarily attributable to repayment of a loan related to the purchase of Compuquest ($83,519).

For the six months ended January 31, 2005 the cash required for operations was $314,456 as compared to $241,908 for the six months ended January 31, 2004. The increase in the cash requirement is due to the increase in accounts receivable and inventory related to the operations of the computer division.

For the six months ended January 31, 2005, we invested in additions to property and equipment of $122,412 as compared to $69,067 for the six months ended January 31, 2004. The acquisitions are related to operations of Compuquest and equipment to improve the efficiency of the childcare division.

For the six months ended January 31, 2005, we had cash provided by financing activities of $632,061 as compared to cash provided by financing activities of $580,389 for the six months ended January 31, 2004. The primary source of financing has been common shares issued as part of an Investment Agreement for an equity line of credit.

On February 27, 2004, we signed an Investment Agreement for the issuance of common shares pursuant to an equity line of credit agreement for a total amount of $5 million. The quantity of shares to be issued were limited by the volume of shares traded and the price determined at 94% of the average of the three lowest closing best bids during the pricing period. We used $1,060,338 of the Equity Line through January 31, 2005.

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

Financing Activities

We have a line of credit in the amount of $18,000 that bears interest at the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors. This credit facility was not used as of January 31, 2005.

During the second quarter, we issued 288,077 common shares for a total consideration of $547,838 under the terms of our equity line of credit agreement with Dutchess.

On March 7, 2005 we issued a note with a face value of $600,000 for $500,000. The note bears no interest and we agreed to make monthly payments of $50,000 per month, subject to adjustment, until the note is repaid in full. The first payment is due April 7, 2005.

Subsidiary

As of January 31, 2005, we had one wholly-owned subsidiary International Mount Company, Ltd. Compuquest and Vital Baby Innovations are divisions of International Mount.


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

        During the second quarter, we issued 288,077 common shares for a total consideration of $547,838 under the terms of our equity line of credit agreement with Dutchess.

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

       10.1 Investment Agreement between the Registrant and Dutchess Private Equities Fund, L.P., dated February 27, 2004 (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 filed on February 27,2004 and incorporated herein by reference).

       10.2 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, L.P., dated February 27, 2004 (filed as
            Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 filed on February 27, 2004 and incorporated herein by reference).

       10.3 Placement Agent Agreement between the Registrant, Dutchess Private Equities Fund, L.P. and Charleston Capital Securities, Inc., dated February 27, 2004 (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 filed on February 27, 2004 and incorporated herein by reference).

       10.4 Consulting Agreement between the Registrant and 964434 Ontario Inc., dated June 15, 2004 (filed as Exhibit 10.5 to the Registrant's Form S-8 filed on June 17, 2004 and incorporated herein by reference).

       10.5 Promissory Note between the Registrant and Dutchess Private Equities Fund II, L.P. dated March 7, 2005.


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

                                             ON THE GO HEALTHCARE, INC.



                                             By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director



Dated: March 10, 2005

                                             By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Accounting Officer




Dated: March 10, 2005