Form 10QSB
period 2005-04-30
ON THE GO HEALTHCARE INC
filed 2005-06-06
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

                                  (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2005

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


           85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2
                  (Address of principal executive offices)

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 1,957,344 shares of Common Stock, par value $0.0001 per share were outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE FISCAL QUARTER ENDED APRIL 30, 2005

TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of April 30,2005 (Unaudited).........F1

         Consolidated Statements of Operations and Comprehensive
         (loss) Income for the Nine Months Ended April 30, 2005
         and 2004 (Unaudited)...............................................F2

         Consolidated Statements of Cash Flows for the Nine Months
         Ended April 30, 2005 and 2004 (Unaudited)..........................F3

         Notes to Consolidated Financial Statements....................F4 - F8

Item 2 - Management's Discussion and Analysis or Plan of Operation...........4

Item 3 - Controls and Procedures ............................................8


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings..................................................9

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds........9

Item 3  - Defaults Upon Senior Securities....................................9

Item 4  - Submission of Matters to a Vote of Security Holders................9

Item 5  - Other Information .................................................9

Item 6  - Exhibits and Reports on Form 8-K..................................10

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         On the Go Healthcare, Inc.

                      Consolidated Financial Statements

             Nine Months Ended April 30, 2005 and 2004 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of April 30, 2005 (Unaudited).........F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Nine Months Ended April 30, 2005
          and 2004 (Unaudited)..............................................F2

        Consolidated Statements of Cash Flows for the Nine Months Ended
          April 30, 2005 and 2004 (Unaudited)...............................F3




        Notes to Consolidated Financial Statements.....................F4 - F8

                         On the Go Healthcare, Inc.

                         Consolidated Balance Sheet

              April 30, 2005 (Unaudited) and July 31, 2004


                                                       ----------   ---------
                                                        April 30,     July 31,
                                                           2005         2004
                                                        ----------   ---------
Assets
Current assets:
        Cash                                            $  169,610   $ 184,343
        Accounts receivable                                754,169     511,086
        Inventory                                          231,714     239,659
        Prepaid expenses                                   266,580       7,192
                                                        ----------    --------
Total current assets                                     1,422,073     942,280
Other
Property and equipment, net of accumulated amortization    308,667     249,144
Intangibles                                                535,932     187,844
                                                        ----------    --------
Total assets                                            $2,266,672  $1,379,268
                                                        ==========  ==========

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable and accruals                   $  722,107  $  711,552
        Loan payable                                             0      83,519
        Note payable                                       550,000           0
                                                        ----------   ---------
Total liabilities                                       $1,272,107  $  795,071
                                                        ----------   ---------


Stockholders' equity:

Common stock; $.0001 par value; 100,000,000
  shares authorized; issued 1,957,344
  (July 31,2004 - 920,414)
  preferred stock; .01 par value; 1,000,000
  shares authorized; issued 279,134
  (July 31, 2004 - 279,134).

        Issued and outstanding - common                      3,108       2,761
        Issued and outstanding - preferred                   2,791       2,791
        Additional paid-in capital                       4,219,301   2,850,210
        Accumulated other comprehensive (loss)            ( 35,433)    (32,264)
        Accumulated deficit                             (3,195,202)( 2,239,301)
                                                        ----------   ---------
Total stockholders' equity                                 994,565     584,197
                                                        ----------   ---------

                                                        $2,266,672  $1,379,268
                                                        ==========  ==========



The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        On the Go Healthcare, Inc.

                Consolidated Statements of Operations and

                 Comprehensive (Loss) Income (Unaudited)


                              Three Months Ended         Nine Months Ended
                                  April 30,                    April 30,
                              ------------------        ----------------------
                                 2005       2004            2005        2004
                              ------------------        ----------------------


Sales
   Healthcare              $   213,743   $   32,654     $  578,073   $ 120,177
   Computer                  1,310,375      994,487      2,802,541   1,976,605
                           -----------   ----------     ----------   ---------
                             1,524,118    1,027,141      3,380,614   2,096,782
                           -----------   ----------     ----------   ---------
   Cost of sales
     Healthcare                119,110       14,480        388,418      48,352
     Computer                1,000,099      880,194      2,231,101   1,699,578
                           -----------   ----------     ----------   ---------
                             1,119,209      894,674      2,619,519   1,747,930
                           -----------   ----------     ----------   ---------

Gross profit                   404,909      132,467        761,095     348,852

Selling, general and
administrative expenses        773,541      422,771      1,699,343   1,003,511
                           -----------   ----------     ----------   ----------

Loss before income taxes      (368,632)    (290,304)      (938,248)   (654,659)
    Financing costs             10,395       52,719         17,653     115,991
    Income taxes                     0            0              0           0
                           -----------   ----------     ----------   ----------
Net loss                   $  (379,027)  % (343,023)    $ (955,901)  $(770,650)
                           ===========   ==========     ==========   ==========

Net loss per common share  $      (.20)  $     (.21)      $   (.67)  $    (.53)
                           ===========   ==========     ==========   ==========

Weighted average number of
common shares outstanding    1,873,565    1,596,243      1,412,724   1,432,413
                           ===========   ==========     ==========  ===========

The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F2

                         On the Go Healthcare, Inc.

              Consolidated Statements of Cash Flows (Unaudited)


                                                            Nine Months Ended
                                                                  April 30,
                                                            -------------------
                                                                2005      2004
                                                            -------------------
Operating activities
        Net loss                                           $(955,901)$(770,650)
                                                            -------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Amortization                                     111,538    36,206
            Shares issued in consideration of services
              rendered                                       473,100   467,050
            Stock options issued in consideration of
              services rendered                                    0    73,287
            Financing costs                                   17,653   112,457
            Capital contribution of interest free loan             0     1,594
            (Increase) decrease in:
               Accounts receivable                          (243,083) (343,970)
               Inventory                                       7,945   (47,160)
               Prepaid expenses                             (182,379)  (17,856)
            Increase (decrease) in:
               Accounts payable                               10,555   183,581
               Accrued liabilities                                 0    25,464
                                                            -------------------
        Total adjustments                                    195,329   490,653
                                                            -------------------
        Net cash used by operating activities               (760,572) (279,997)
                                                            -------------------
Investing activities
        Acquisition of property and equipment               (136,686) (156,502)
        Acquisition of intangible assets                    (348,088)        0
                                                            -------------------
        Net cash used by investing activities               (484,774) (156,502)
                                                            -------------------
Financing activities
        Increase (Decrease) in bank indebtedness                    0  (92,486)
        Proceeds on sale of capital stock net of expenses     896,338  738,215
        Issue costs on shares issued for cash                       0   (3,041)
        Proceeds on note payable                              450,000  (35,393)
        Proceeds from loan payable to related parties         (83,519)   2,820
                                                            -------------------
        Net cash provided by financing activities           1,262,819  610,115
                                                            -------------------
Effect of exchange rate changes on cash                       (32,206)  (8,909)
                                                            -------------------
Net increase (decrease) in cash                               (14,733) 164,707

Cash at beginning of period                                   184,343      762
                                                            -------------------

Cash at end of period                                        $169,610 $165,469
                                                            ===================
Non cash items
        Note payable                                          100,000        0
        Prepaid expense                                        90,000        0


The accompanying notes are an integral part of the consolidated
  financial statements.                                                     F3

                         On the Go Healthcare, Inc.

                 Notes to Consolidated Financial Statements


Nine Months Ended April 30, 2005 and 2004 (Unaudited)

1. Financial Statements

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2005, results of operations for three and nine month periods ended April 30, 2005 and 2004, and cash flows for the nine months ended April 30, 2005 and 2004. Results for the nine month period are not necessarily indicative of fiscal year results.

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

3. Background Information

   The Company is a Delaware corporation incorporated on July 21, 2000. The International Mount Company, Ltd. (International Mount) was incorporated under the laws of Canada in August 1993. On July 21, 2000, On the Go acquired International Mount in a business combination accounted for in a manner similar to a pooling of interests since it is a combination of entities under common control. International Mount became a wholly-owned subsidiary of On the Go via a cash payment of $198 and the exchange of 16,000,000 shares of common stock of On the Go for all of the outstanding stock of International Mount. The accompanying consolidated financial statements are based on the assumption that the companies were combined for all periods presented.

   The consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly-owned subsidiary, International Mount. The consolidated entities will hereinafter be referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

   The Company operates two separate divisions. The first is in the management and distribution of childcare products throughout Canada.
   The second is a value-added computer hardware distributor. The Company's corporate headquarters is located in Ontario, Canada.

                                                                            F4

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

   The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of the Company's customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

   Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on the Company's assumptions about future demand and market conditions, inventories are written-down to market value. If the Company's assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

   Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that it is more likely than not that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

   Loss contingencies arise in the ordinary course of business. In determining loss contingencies, the Company evaluates the likelihood of the loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of such loss. The Company accrues for an estimated loss contingency when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.

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

                                                                            F5

   The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in two operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.


5. Recent Pronouncements

   In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the July 31, 2004 financial statements. The interim reporting disclosure requirements were effective for the Company's October 31, 2003 10-QSB. The Company has accounted for all outstanding stock based compensation on the fair value basis.

6. Property and Equipment

   Property and equipment consist of the following as of:


                                  April 30,     July 31,
                                    2005          2004
                                  --------       --------
   Machinery and equipment        $238,927       $206,209
   Office equipment                 67,789         42,366
   Computer software                24,793         19,449
   Computer hardware               102,684         62,545
   Leasehold improvements           79,479         46,417
                                  --------       --------
                                   513,672        376,986
   Less accumulated depreciation   205,005        127,842
                                  --------       --------
                                  $308,667       $249,144
                                  ========       ========




7. Bank Indebtedness

   The Company has a line of credit in the amount of $18,000 that bears interest at the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors. This credit facility was not used as of April 30, 2005 or October 31, 2004.

8. Capital Stock

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

                                                                            F6

   During the second quarter, the Company issued 497,500 restricted shares of common stock in exchange for services valued at $447,750.

   During the second quarter, the Company issued 288,077 common shares for a total of consideration of $547,838 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received, $5,461, has been treated as a financing expense.

   During the third quarter, the Company issued 19,500 common shares for services valued at $25,350.

   During the third quarter, the Company issued 51,478 common shares for a total consideration of $77,500 under the terms of its equity line of credit agreement. The difference between the fair market value of the shares at the time of their issue and the proceeds received $10,395 has been treated as a financing expense.

   During the third quarter, the Company issued 96,000 common shares for a total consideration of $96,000 from warrants issued in previous quarters.

9. Stock Options

   On October 31, 2003, a director was issued an option to acquire 16,667 common shares (500,000 common shares prior to the stock split on October 1, 2004) at an exercise price of $1.50 per share ($0.05 per share prior to the stock split on October 1, 2004) with an expiration date of July 15, 2008. The option was issued in consideration of services rendered to the Company. The value of the option has been estimated to be $65,287 computed based on the Black Scholes model, using a fair market value price of $4.20 per share ($0.14 per share prior to the stock split on October 1, 2004), volatility of 136% and a riskless interest rate of 3.19%.

   On June 15, 2004, as part of the compensation for services rendered, the Company issued an option to acquire 41,667 common shares (1,250,000 common shares prior to the stock split on October 1, 2004) at an exercise price of $1.50 per share ($0.05 per share prior to the stock split on October 1,2004) with an expiry of July 31, 2005. The value of the option has been estimated to be $103,901 computed based on the Black Scholes model, using a fair market value price of $3.75 per share ($0.125 per share prior to the stock split on October 1, 2004), volatility of 150% and a riskless interest rate of 3%.

10.Net Loss Per Shares

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

11.Commitment

   On February 27, 2004, the Company entered into a new equity line agreement for $5 million with Dutchess Private Equities Fund, L.P. The quantity of shares to be issued will be limited by the volume of shares traded and the price will be determined at 94% of the average of the three lowest closing best bids during the pricing period.

                                                                            F7

12.Operating Segments

   Information about operating segments is as follows;


                                      -------------------------
                                               April 30,
                                          2005           2004
                                      -------------------------
   Revenues:
           Health care products       $  578,073     $  120,177
           Computer hardware           2,802,541      1,976,605
                                      -----------    -----------
                                      $3,380,614    $ 2,096,782
                                      ===========    ===========
   Income (loss) from Operations:
        Three months ended
           Health care products       $ (465,640)    $ (346,245)
           Computer hardware              86,613          3,222
                                      -----------    -----------
                                      $ (379,027)    $ (343,023)
                                      ===========    ===========
   Income (loss) from Operations:
        Nine months ended
           Health care products      $(1,032,843)    $ (736,429)
           Computer Hardware              76,942        (34,221)
                                      -----------    -----------
                                     $(  955,901)    $ (770,650)
                                      ===========    ===========
   Identifiable Assets:
           Health care products       $1,360,376     $  534,393
           Computer hardware             906,296        691,769
                                     -----------     -----------
                                      $2,266,672     $1,226,162
                                      ==========     ===========

                                                                            F8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


INTRODUCTION

The following discussion and analysis compares our results of operations for the three and nine months ended April 30, 2005 to the same periods in 2004. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended July 31, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts, regulatory developments and compliance and other risks described in our annual report on Form 10-KSB and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We offer discounts and point-of-sale rebates to our customers on some of our products. The costs of these discounts and point-of-sale rebates are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND APRIL 30, 2004.

REVENUES

Revenues from sales of childcare products were $213,743 for the three months ended April 30, 2005 compared to $32,654 for the three months ended
April 30, 2004. The primary reason for the increase was the acquisition of Vital Baby Innovations in June 2004. We also hired additional experienced sales people to increase sales in this division.

Revenues from sales from our computer division for the three months ended April 30, 2005 were $1,310,375 compared to $994,487 for the three months ended April 30, 2004. The primary reason for the increase was the acquisition of Helios/Oceana in February 2005. We also hired additional sales people to increase sales in this division.

COST OF SALES

Cost of sales in our childcare division was $119,110 for the three months ended April 30, 2005 compared to $14,480 for the three months ended April 30, 2004. The increase is due to the acquisition of Vital Baby Innovations and the increase in products being sold.

The cost of sales in our computer division was $1,000,099 for the three months ended April 30, 2005 compared to $880,194 for the three months ended
April 30, 2004. The increase is due to the increase in products being sold. The overall gross margin in this division improved during 2005 compared to 2004 due to the acquisition of Helios/Oceana in February 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses increased from $422,771 for the three months ended April 30, 2004 compared to $773,541 for the three months ended April 30, 2005. The increase in Selling, General and Administrative expenses can be mainly attributed to the increased sales effort in the computer hardware division.

NET LOSS

We experienced an increase in our net loss from $343,023 for the three months ended April 30, 2004 compared to $379,027 for the three months ended
April 30, 2005. The primary items impacting the current quarter were increased Selling, General and Administrative expenses of $350,770 that were partially offset by an increase in gross profit of $272,442. We have been investing in marketing research, infrastructure, and our website to position ourselves for planned expansion and growth.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2005 AND
APRIL 30, 2004.

Revenues

Revenues from sales of childcare products were $578,073 for the nine months ended April 30, 2005 compared to $120,177 for the nine months ended
April 30, 2004. The primary reason for the increase was the acquisition of Vital Baby Innovations in June 2004. We also hired additional experienced sales people to increase sales in this division.

Revenues from sales from our computer division for the nine months ended
April 30, 2005 were $2,802,541 compared to $1,976,605 for the nine months ended April 30, 2004. The primary reason for the increase was the acquisition of Compuquest in October 2003 and the acquisition of Helios/Oceana in February 2005. We also hired additional sales people to increase sales in this division.

COST OF SALES

Cost of sales in our childcare division was $388,418 for the nine months ended April 30, 2005 compared to $48,352 for the nine months ended
April 30, 2004. The increase is due to the acquisition of Vital Baby Innovations and the increase in products being sold.

The cost of sales in our computer division was $2,231,101 for the nine months ended April 30, 2005 compared to $1,699,578 for the nine months ended April 30, 2004. The increase is due to the increase in products being sold. The overall gross margin in this division improved during 2005 compared to 2004 due to the acquisition of Helios/Oceana in February 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses increased from $1,003,511 for the nine months ended April 30, 2004 compared to $1,699,343 for the nine months ended April 30, 2005. The increase in Selling, General and Administrative expenses can be mainly attributed to the increased sales effort in the computer hardware division.

NET LOSS

We experienced an increase in our net loss from $770,650 for the nine months ended April 30, 2004 compared to $955,901 for the nine months ended
April 30, 2005. The primary items impacting the current quarter were increased Selling, General and Administrative expenses of $695,832, and a increase in our gross profit. We have been investing in marketing research, infrastructure, and our website to position ourselves for planned expansion and growth.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets totaled $1,422,073 at April 30, 2005. This represents an increase of $479,793 over the amount of Current Assets of $942,280 at July 31, 2004. The increase is primarily due to the issuance of capital stock as part of our equity line of credit with Dutchess Private Equities
Fund, LP and the conversion of warrants into shares of common stock ($896,338). These amounts were offset by the net cash loss from operations plus the acquisition of capital assets ($171,061) and the acquisition of Helios/Oceana for $348,088.

Current Liabilities totaled $1,272,107 at April 30, 2005. This represents an increase of $477,036 over the amount of Current Liabilities of $795,071 at July 31, 2004. The increase was primarily attributable to the issuance of $450,000 of notes to Dutchess Private Equities Fund, LP.

For the nine months ended April 30, 2005, the cash required for operations was $760,572 as compared to $279,997 for the nine months ended
April 30, 2004. The increase in the cash requirement is primarily due to ongoing operations, the increase in accounts receivable and prepaid expenses, and the payment of accounts payable.

For the nine months ended April 30, 2005, we invested in additions to property and equipment of $136,686 as compared to $156,502 for the nine months ended April 30, 2004. The acquisitions are related to operations of Compuquest and equipment to improve the efficiency of the childcare division.

For the nine months ended April 30, 2005, we had cash provided by financing activities of $1,262,819 as compared to cash provided by financing activities of $610,115 for the nine months ended April 30, 2004. The primary source of financing has been common shares issued as part of an Investment Agreement for an equity line of credit.

On February 27, 2004, we signed an Investment Agreement for the issuance of common shares pursuant to an equity line of credit agreement for a total amount of $5 million. The number of shares we can issue pursuant to the Equity Line is limited by the volume of shares of our common stock that trade. Dutchess will pay for the shares at a price equal to 94% of the average of the three lowest closing best bids during the pricing period. As of April 30, 2005, we have used $1,137,838 of the Equity Line.

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

FINANCING ACTIVITIES

We have a line of credit in the amount of $18,000 that bears interest at the bank's prime lending rate plus 1/4% per annum. The line of credit is secured by a general assignment of book debts and the personal guarantee of one of the directors. This credit facility was not used as of April 30, 2005.

During the third quarter, we issued 51,478 common shares for a total consideration of $77,500 under the terms of our Equity Line of Credit agreement with Dutchess.

Also During the third quarter 96,000 warrants were exercised and we issued 96,000 shares of common stock. We received total consideration of $96,000.

On March 7, 2005, we issued a note with a face value of $600,000 for $500,000. The note bears no interest and we agreed to make monthly payments of $50,000 per month, subject to adjustment, until the note is repaid in full. The first payment was made on April 7, 2005 and the outstanding balance at April 30, 2005 is $550,000.

SUBSIDIARY

As of April 30, 2005, we had one wholly-owned subsidiary, International Mount Company, Ltd. Compuquest, Vital Baby Innovations, and Helios/Oceana are divisions of International Mount.



ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings that are material to our business or financial condition. We are not aware of any pending or threatened legal proceedings that are or could be material to our business or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 23, 2005, we issued 19,500 shares of our common stock in exchange for services valued at $25,350.

During the quarter ended April 30, 2005, we issued 51,478 common shares for a total consideration of $77,500 under the terms of our Equity Line of Credit agreement with Dutchess.

These issuances of securities were undertaken pursuant to Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933, as amended, by the fact that:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 1, 2004, we did a reverse stock split and exchanged all of our common shares on the basis of 30 shares for 1 new common share and began trading under the new ticker symbol "OGHC.OB."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number Description of Exhibit

3.1  Restated Certificate of Incorporation (included as Exhibit 3.4 to the
     Form 10-KSB filed October 27, 2004, and incorporated herein by reference).

3.2 By-laws (included as Exhibit 3.4 to the Form SB-2 filed May 24, 2001, and incorporated herein by reference).

3.3  Certificate of Amendment to the Certificate of Incorporation (included as
     Exhibit 3.5 to the Form 10-KSB filed October 27, 2004, and incorporated herein by reference).

4.1 Certificate of Designation of Series A Convertible Preferred Stock (included as Exhibit 4.1 to the Form 10-KSB filed October 27, 2004, and incorporated herein by reference).

4.2 Form of Series C Common Stock Purchase Warrant (included as Exhibit 4.2 to the Form SB-2 filed November 19, 2004, and incorporated herein by reference).

10.1 Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 27, 2004 (included as Exhibit 10.2 to the Form SB-2 filed February 27,2004, and incorporated herein by reference).

10.2 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 27, 2004 (included as Exhibit 10.3 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.3 Placement Agent Agreement between the Company, Dutchess Private Equities Fund, L.P., and Charleston Capital Securities, Inc., dated
      February 27, 2004 (included as Exhibit 10.4 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.4 Consulting Agreement between the Company and 964434 Ontario Inc., dated June 15, 2004 (included as Exhibit 10.5 to the Form S-8 filed
      June 17, 2004, and incorporated herein by reference).

10.5  Promissory Note between the Company and Dutchess Private Equities
      Fund, II, L.P., dated March 7, 2005 (included as Exhibit 10.5 to the Form 10-QSB filed March 10, 2005, and incorporated herein by reference).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

On February 28, 2005, we filed a Form 8-K reporting our acquisition of Helios/Oceana Ltd. for cash in the amount of $200,000 and the assumption of $200,000 in liabilities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ON THE GO HEALTHCARE, INC.



                                             By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director



Dated: June 6, 2005

                                             By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Accounting Officer




Dated: June 6, 2005