Form 10KSB
period 2005-07-31
ON THE GO HEALTHCARE INC
filed 2005-10-31
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X] Annual Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                      for the year ended July 31, 2005

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

            85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2
           ---------------------------------------------------------------
                 (Address of Principal Executive Offices) (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year total $5,570,778.

The aggregate market value of the 2,999,451 shares of common stock held by non-affiliates of the issuer as of October 24, 2005 was $3,749,313 based upon the sale price of the common stock of $1.25 per share on October 24, 2005.

The issuer had 3,984,452 shares of common stock outstanding as of October 24, 2005.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           ON THE GO HEALTHCARE, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED JULY 31, 2005

                                TABLE OF CONTENTS
PART I                                                                     PAGE

Item 1     Description of Business............................................1
Item 2     Description of Property............................................4
Item 3     Legal Proceedings..................................................4
Item 4     Submission of Matters to a Vote of Security Holders................4

PART II

Item 5     Market for Common Equity and Related Stockholder Matters...........5
Item 6     Management's Discussion and Analysis or Plan of Operation..........8
Item 7     Financial Statements..............................................16
Item 8     Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure............................................17
Item 8A    Controls and Procedures...........................................17
Item 8B    Other Information.................................................17

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act...............17
Item 10    Executive Compensation............................................19
Item 11    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.................................20
Item 12    Certain Relationships and Related Transactions....................21
Item 13    Exhibits..........................................................22
Item 14    Principal Accountant Fees and Services............................25

                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

        In October 2003, we acquired the assets and liabilities of Compuquest Inc. through our subsidiary International Mount. Compuquest was incorporated under the laws of Ontario, Canada in November 1989. Compuquest is an authorized dealer of computer hardware, software and peripherals for Acer America, AST Computer, Hewlett-Packard, Microsoft and Toshiba.

        On June 1, 2004, we acquired the assets and liabilities of Vital Baby Innovations, Inc., a Canadian company headquartered in Toronto, Ontario, the exclusive distributor of the Heinz Baby Basics feeding accessories range and Sudocrem diaper rash cream in Canada.

        In February 2005, we advanced the sum of $200,000 as a secured loan to 1637033 Ontario Limited of the City of Vaughan in the Province of Ontario in Canada. The borrower was subsequently found to be in default of the terms of the loan and the shares of the borrower were surrendered by the shareholder to the Company in full and final settlement of the outstanding loan. The assets of the borrower included 100% of the outstanding stock of a private corporation Helios/Oceana Ltd., which provides system integration services related to computer hardware and software. The borrower was also in possession of a note secured by all of the assets of Helios/Oceana Ltd. We subsequently acquired all of the assets of Helios/Oceana Ltd. including the name and any trademarks under the terms of the security provided under the note held by 1637033 Ontario Limited.

        On July 5, 2005, we entered into an Asset Sale Agreement with Vital Products, Inc. We agreed to sell all of the equipment used in our childcare division including, but not limited to, molds and dies related to the Baby bath, packaging molds and dies for the padded training seat, mixing tank and 2kw RF welder as well as sealing machine dies, custom equipment to produce the padded training seat, and formulations related to producing materials. In exchange for the childcare divisions assets, Vital Products agreed to issue an amount of shares of common stock having an aggregate fair market value of $250,000 and a term note in the amount of $750,000.

        On July 19, 2005, we entered into an agreement with Elaine Abate, John Abate, Gerhard Schmid, Frank Abate, 1066865 Ontario Inc., and Infinity Technologies Inc. to purchase all of the issued and outstanding shares of Infinity Technologies Inc. stock in exchange for $3,120,000 (Canadian dollars). We agreed to pay the purchase price in a combination of shares of restricted stock, cash, and a promissory note for $500,000. The promissory note pays no interest and will be paid in three equal payments on January 15, 2006, February 15, 2006, and March 15, 2006.

OUR BUSINESS

       We conduct business directly through our Infinity and International Mount subsidiaries. Compuquest is a division of International Mount.

COMPUQUEST AND INFINITY

        Compuquest and Infinity are valued-added resellers of the following computer and computer-related products:

        * Hardware:    Intel-based servers, personal computers and laptops
                       supporting Windows, Macintosh, Unix, Linux, and Novell operating systems.

        * Peripherals: Printers, monitors, personal digital assistants, scanners, and other computer equipment related to the operation of computers, servers and laptops.

        * Software:    Microsoft Windows and Apple Macintosh retail boxed
                       products that relate to the operation of computers, servers, and laptops. Those software products include the operating system sold separately as well as with the original hardware.

        * Supplies:    Toners, inks, ribbons, labels, papers and cleaning
                       products.

        All of the products sold by Compuquest and Infinity are manufactured by others.

SALES AND MARKETING

Computer products

Our sales and marketing strategies have been created based on specific target markets. We have established a dedicated sales force composed of three full time sales representatives and two independent sales representatives, working solely on commission for our computer division. We have developed an extensive telemarketing program, consisting of telemarketing sales personnel located in Toronto, Ontario, to target financial, graphics, utility and education sectors throughout North America. We are planning an expansion of our telemarketing program to enhance the sales and marketing efforts of our sales forces.

Infinity and Compuquest utilize a professionally-produced business card CD-Media presentation product to market our authorized products and services.

        We developed a three-year sales and marketing plan that will focus on:

        (i) building on our successful relationships with customers and suppliers;
        (ii)   increasing market penetration through business to business and web based representation of newly-sourced products, and
        (iii)  positioning ourselves as a rapid reactionary reseller able to use our leaner design to react to emergency requests from across North America;
        (iv) increasing market penetration through business to business and web based representation of our product offerings in a newly designed web portal on our web site.

CUSTOMERS

        We market our computer products principally to Fortune 500 and 100 Corporations. In general, the dealers, wholesalers and retailers to whom we market our products also sell other similar products, some of which compete with our products.

        We do not depend on one or even a few major customers. As of October 24, 2005 we estimate that we had 1,000 customers and that our revenue mix is about 90% from Fortune 500 and 100 corporations, and 10% from independent businesses.

DISTRIBUTION / DEALER NETWORK

        We provide same-day and next-day services to all of our customers. We have our truck deliver to our local customers and utilize same day and next day couriers such as FedEx, UPS and Purolator to meet our delivery commitments.
We believe that our ability to continue to grow our revenue base depends in part upon our ability to provide our customers with efficient and reliable service.

        As of October 24, 2005, we distributed our products through one primary point of distribution located in Concord, Ontario, Canada. We also drop ship many of our computer products direct from our suppliers warehouse. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.

COMPETITION

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

        Unlike our competitors who typically rely on single direct from manufacturer supply channels, Compuquest and Infinity partner with a wide range of distributor partners who can supply products from a large number of strategically-placed warehouses throughout North America. Compuquest and Infinity not only receive manufacturer-sponsored pricing assistance to establish and maintain a competitive pricing strategy, but we benefit from a better stocked supply channel than our direct from manufacturer competitors. Compuquest and Infinity offer an extensive range of products surpassing that of other direct from manufacturer competitors. In partnering with a large and diverse distributor supply channel, we offer a wider range of products than our competitors who rely on direct relationships with the manufacturers they represent. While these direct relationships offer the benefit of more competitive pricing, they restrict the ability of our competitors to deliver products to their customers in an acceptable time frame. We operate on a smaller scale than our competitors allowing us greater flexibility to fulfill expedited same day and next day delivery requirements in a volatile market that demands fast service. We receive assistance from our manufacturers and distributors to ensure our pricing remains competitive. But the personalized service to the customers, our scale to offer expedited delivery to our customers, and the assistance we receive from manufacturers and distributors to remain price competitive supports the assertion that we are positively differentiated from our competitors. We believe that these attributes combined with technological advances relating to our manufactured and proprietary products are favorable factors in competing with other manufacturers and value-added resellers such as:

        * EDS Systemhouse Inc.;
        * GE Capital Corporation; and
        * Compugen.

        We believe that our competitors share approximately 20% of the corporate-based computer resale market governing hardware, software, peripherals, and supplies, including cartridges. Additionally, we believe they share over 40% of the service and support contracts pertaining to computers and their related hardware and software. Their domination of the computer service and support contracts helps them gain penetration into the resale market, business they would not otherwise have earned. We can not match the sales and support contract offerings of our competitors because our competitors have extensive office and personnel representation across Canada. We can compete by partnering with our manufacturing partners to provide service and support offerings across Canada.


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

        We have registered the business names of Compuquest, Helios Oceana and Infinity Technologies. The registration provides us solely with another registered name to do business under.

        We acquired one registered trademark in Canada for "Compuquest".
The registered trademark is significant to us because it will provide us with name and market recognition and distinguish us from our competitors.

EMPLOYEES

        As of October 24, 2005, we had 66 full time employees. We believe our relations with our employees is good. None of the employees are covered by any collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

        We are headquartered in Concord, Ontario, Canada where we lease a 12,500 square foot facility in support of our marketing, manufacturing and distribution requirements. We have a month to month lease and pay $5,000 per month in rent. We believe this facility is adequate for our needs for the next 2 years. We manufacture and ship our products directly from our head office.

ITEM 3. LEGAL PROCEEDINGS.

        To our knowledge, neither we nor our officers or directors are a party to any litigation affecting us or our assets or any of our subsidiaries. No such litigation has been threatened, or is known to be contemplated by any person.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has traded over the counter and has been quoted on the OTC Bulletin Board since February 5, 2003. The stock currently trades under the symbol "OGHC.OB" Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended July 31, 2005, as reported by the Bloomberg Financial Network, are as follows:

Year Ended                  High            Low
------------------         ------          -----

2003
April 30                   $4.50           $ .60
July 31                    $5.70           $2.40
October 31                 $7.50           $1.86

2004
January 31                 $7.05           $2.28
April 30                   $4.65           $1.20
July 31                    $4.35           $2.55
October 31                 $3.45           $1.10

2005
January 31                 $3.09           $0.80
April 30                   $2.20           $1.05
July 31                    $1.50           $0.72


Prices are restated for a 30:1 reverse split on October 1, 2004.


Number of Stockholders

     The number of record holders of our common stock as of July 31, 2005 was approximately 1,450, not including nominees of beneficial owners.

RECENT SALES OF UNREGISTERED SECURITIES

On November 8, 2004, we issued 50,000 common shares and 50,000 warrants as consideration for services rendered by Uptick Capital. The shares were valued at a total of $45,000.

On November 8, 2004, we issued 60,000 common shares and 60,000 warrants as consideration for services rendered by 964434 Ontario Inc. The shares were valued at a total of $54,000.

On November 8, 2004, we issued 20,000 common shares and 20,000 warrants as consideration for services rendered by Michael Levine. The shares were valued at a total of $18,000.

On November 8, 2004, we issued 50,000 common shares and 50,000 warrants as consideration for services rendered by Gerry Sohl. The shares were valued at a total of $45,000.

On November 8, 2004, we issued 15,000 common shares as consideration for services rendered by John Pentony. The shares were valued at a total of $13,500.

On November 8, 2004, we issued 2,500 common shares as consideration for services rendered by Theodore Smith. The shares were valued at a total of $2,250.

On November 8, 2004, we issued 75,000 common shares and 50,000 warrants as consideration for services rendered by NFC Corporation. The shares were valued at a total of $67,500.

On November 8, 2004, we issued 75,000 common shares and 50,000 warrants as consideration for services rendered by Gary Geraci. The shares were valued at a total of $67,500.

On November 8, 2004, we issued 75,000 common shares and 50,000 warrants as consideration for services rendered by Richard McCaffrey. The shares were valued at a total of $67,500.

On November 8, 2004, we issued 75,000 common shares and 50,000 warrants as consideration for services rendered by Wells & Co Inc. The shares were valued at a total of $67,500.

On March 23, 2005 we issued 17,500 common shares as consideration for services rendered by John Pentony. The shares were valued at a total of $23,975.

On March 23, 2005 we issued 2,000 common shares as consideration for services rendered by Steven Gryfe. The shares were valued at a total of $2,740.

On May 9, 2005 we issued 10,000 common shares as consideration for services rendered by David Childs. The shares were valued at a total of $10,800.

On May 9, 2005 we issued 25,000 common shares as consideration for services rendered by Doug Clark. The shares were valued at a total of $27,000.

On May 9, 2005 we issued 7,500 common shares as consideration for services rendered by Tony Diveronica. The shares were valued at a total of $8,100.

On May 9, 2005 we issued 25,000 common shares as consideration for services rendered by Jennifer Gardiner. The shares were valued at a total of $27,000.

On May 9, 2005 we issued 5,000 common shares as consideration for services rendered by Thirusenthil Navaratnarajh. The shares were valued at a total of $5,400.

On May 9, 2005 we issued 5,000 common shares as consideration for services rendered by Caroline Pilgrim. The shares were valued at a total of $5,400.

On May 9, 2005, we issued 20,000 common shares and 50,000 warrants as consideration for services rendered by Al Kau. The shares were valued at a total of $21,600.

On May 26, 2005, we issued 75,000 common shares and 75,000 warrants as consideration for services rendered by Brett Gold. The shares were valued at a total of $60,000.

On May 26, 2005, we issued 100,000 common shares to Frank Abate as part of the transaction with Infinity. The shares were valued at a total of $80,000.

On July 29, 2005, we issued 1,250,000 common shares as consideration for Infinity Technologies Inc. in trust to Keyser Mason Ball, LLP. The shares were valued at a total of $1,250,000.

On August 11, 2005, we issued 200,000 common shares as consideration for Infinity Technologies Inc. key employees in trust to Keyser Mason Ball, LLP. The shares were valued at a total of $214,000.

On August 11, 2005, we issued 50,000 common shares and 50,000 warrants as consideration for services rendered by Nadav Elituv. The shares were valued at a total of $53,500.

On July 14, 2005, we entered into a convertible financing facility with Laurus Master Fund, Ltd. for up to $5,500,000. The facility consists of
(i) a $500,000 Secured Convertible Note, (ii) a Secured Convertible Minimum Borrowing Note, and (iii) and a Secured Revolving Note (collectively, the "Notes"). The Notes are secured by a security interest in substantially all of our assets. The facility terminates on July 14, 2008.

Additionally, we issued to Laurus common stock purchase warrants to purchase up to 1,420,000 shares of our common stock at a price of $1.11 per share. The warrants expire on July 14, 2012.

The Secured Note matures on July 14, 2008 and is convertible into our common stock, under certain conditions, at a price of $1.02, subject to adjustment. The Secured Note has an interest rate equal to the Wall Street Journal prime rate plus 2%. The interest rate will not be lower than 8% based on movements in the prime rate, however the interest rate will be reduced if the price of our common stock rises in accordance with certain benchmarks. Under the terms of the Secured Note, we must make monthly payments plus accrued and unpaid interest beginning August 1, 2005. Under certain conditions set forth in the Secured Note, Laurus will be required to convert into shares of common stock all or a portion of their monthly payment. In the event that all or a portion of the monthly payment is paid in cash, then we must pay Laurus 103% of the cash amount.

The securities issued in the foregoing transactions were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

The following discussion and analysis is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and related notes thereto.

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


COMPARISON OF THE YEAR ENDED JULY 31, 2005 AND THE YEAR ENDED JULY 31, 2004

        In July 2005, we sold and disposed of our Childcare Division to Vital Products Inc., in order to focus on our Computer Division. We reflected the sale and the activities for the year as a separate one line item on our Consolidated Statement of Operations. Therefore, none of the comparative numbers described below are affected by the Childcare Division.

Revenues

Revenues increased from $2,735,345 for the year ended July 31, 2004 to $5,570,778 for the year ended July 31, 2005. This increase is attributable to the acquisitions of Infinity Technologies Inc. on July 19, 2005 and Helios/Oceana Ltd. on February 28, 2005. Infinity added approximately $1,500,000 to our annual revenues from the date of acquisition while Helios added approximately $1,500,000.

Cost of Sales

Cost of sales increased to $4,560,594 for the year ended July 31, 2005 from $2,365,449 for the comparable period in 2004. The increase in cost of sales is due to the increase in sales revenue and the acquisition of the operating assets and liabilities of Infinity ($2,155,382) and Helios ($350,856). The cost of sales due to the two acquisitions was $2,158,000 in the current year.

Selling, General and Administrative Expenses

Expenses increased from $313,327 for the year ended July 31, 2004 to $2,643,013 for the year ended July 31, 2005. The increase can be mainly attributed to the acquisitions of Infinity (approximately $178,000) and Helios (approximately $240,000), shares issued for services (approximately $645,000), warrants issued for services (approximately $346,000), management fees (approximately $150,000), Equipment rental (approximately $90,000) and Compuquest (approximately $427,000)

Net and comprehensive loss

        We had a decrease in our net loss of $501,458 from $1,534,486 for the year ended July 31, 2004 to a net loss of $1,033,028 for the year ended
July 31, 2005. We took our comprehensive loss of $32,264 in 2004 to a comprehensive income of $22,814 in 2005. The reason for this occurrence was the reduced loss in the discontinued childcare division.

        The weighted average shares outstanding for the year ended July 31,2005 was 1,752,327, an increase of 279,455 shares from the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

        Current assets totaled $7,214,576 as of July 31, 2005, an increase of $5,905,105 over the July 31, 2004 amount of $1,309,471. The increase is due primarily to accounts receivable and inventory related to the acquisitions during the year of Infinity and Helios and the sale of the Childcare Division ($682,839). The balance of the increase is the result of cash provided by short and long-term debt ($1,520,320).

        Current liabilities totaled $5,085,411 as of July 31, 2005 an increase of $4,290,340 as compared with $795,071 at July 31, 2004. The increase was attributable to the acquisition of the liabilities of Infinity and Helios (approximately $3,045,661) and new debt of approximately $961,869.

        For the year ended July 31, 2005, the cash used in operations was $1,378,952 as compared to $366,765 for the year ended July 31, 2004. The increase in the cash requirement is due to the increase in accounts receivable related to the purchase of Infinity (approximately $502,681), the increase of accounts payable (approximately $121,769)and the increase in operating expenses of Compuquest (approximately $438,000).

        For the year ended July 31, 2005, we invested in additions to property and equipment of $276,692 as compared to $193,794 for the year ended July 31, 2004. The acquisitions are related to modifying our premises to accommodate the acquisition of the Helios/Oceania and Infinity.

        For the year ended July 31, 2005 , we invested in the purchase of Helios/Oceania Ltd (approximately $350,856) ,the purchase of Infinity Technologies Inc (approximately $395,549) and a Loan to Vital Products Inc (approximately $60,254). These investments totaled $806,929 and the prior year amount was zero.

        For the year ended July 31, 2005, we had cash provided by financing activities of $3,995,927 as compared to cash provided by financing activities
of $757,146 for the year ended July 31, 2004.   The primary source of the
financing has been a Secured Financing Facility with Laurus Master Fund totaling net cash of $3,132,020. The secondary source of financing has been common shares issued as part of an Investment Agreement for an equity
credit line with Dutchess Private Equities Fund.   This has amounted to
$897,328 and warrants were sold during the year which totaled $96,000.
A portion of the proceeds on the sale of capital stock has been used to reduce bank debt and repay loans to related parties and the loan payable which arose on the acquisition of the operating assets and liabilities of Helios and Infinity.

        To July 31, 2005, we have not been profitable and have experienced negative cash flows from operations. Operations have been financed through the issuance of stock and loans from related parties.

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

CAPITAL COMMITMENTS

        As of July 31, 2005, we had notes payable to the former shareholders of Infinity in the amount of $409,945. These notes were non-interest bearing, unsecured, and will be paid in the current year and arose on the purchase of Infinity.

        The long term debt of $961,869 relates to the Laurus Master Fund convertible debt facility which relate primarily to the term note of $500,000 and the residual value of $461,869 which relate to the Conversion feature of the convertible debt facility.

FINANCING ACTIVITES

        During the year ended July 31, 2005, we issued 538,488 common shares for a total consideration of $897,328 under the terms of our Equity Line of Credit agreement with Dutchess.

        Also during the year ended July 31, 2005, 96,000 warrants were exercised and we issued 96,000 shares of common stock. We received total consideration of $96,000.

        On March 7, 2005, we issued a note with a face value of $600,000 for $500,000. The note bears no interest and we agreed to make monthly payments of $50,000 per month, subject to adjustment, until the note is repaid in full. The first payment was made on April 7, 2005 and on July 15, 2005, we repaid the Note in full.

        On July 14, 2005, we entered into a convertible financing facility with Laurus Master Fund, Ltd. for up to $5,500,000. The facility consists of
(i) a $500,000 Secured Convertible Note, (ii) a Secured Convertible Minimum Borrowing Note, and (iii) and a Secured Revolving Note (collectively, the "Notes"). The Notes are secured by a security interest in substantially all of our assets. The facility terminates on July 14, 2008.

        Additionally, we issued to Laurus common stock purchase warrants to purchase up to 1,420,000 shares of our common stock at a price of $1.11 per share. The warrants expire on July 14, 2012.

        The Secured Note matures on July 14, 2008 and is convertible into our common stock, under certain conditions, at a price of $1.02, subject to adjustment. The Secured Note has an interest rate equal to the Wall Street Journal prime rate plus 2%. The interest rate will not be lower than 8% based on movements in the prime rate, however the interest rate will be reduced if the price of our common stock rises in accordance with certain benchmarks. Under the terms of the Secured Note, we must make monthly payments plus accrued and unpaid interest beginning August 1, 2005. Under certain conditions set forth in the Secured Note, Laurus will be required to convert into shares of common stock all or a portion of their monthly payment. In the event that all or a portion of the monthly payment is paid in cash, then we must pay
Laurus 103% of the cash amount.

        We may prepay the Secured Note by paying to Laurus a sum of money equal to one hundred and thirty percent of the Principal Amount outstanding at such time together with accrued but unpaid interest thereon and any and all other sums due, accrued or payable to Laurus under any portion of the facility. Pursuant to a Registration Rights Agreement with Laurus, we agreed to file a registration statement within thirty days of closing to cover the resale of the shares of our common stock issuable upon conversion of the notes and the warrants.

SUBSIDIARIES

As of October 31, 2005 our wholly-owned subsidiaries include International Mount Company Ltd. (Compuquest is a division of International Mount), 1637033 Ontario Limited, Helios/Oceania Ltd., and Infinity Technologies Inc.


                                  RISK FACTORS

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

        This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described below and from time to time in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.


RISKS RELATED TO OUR BUSINESS

WE HAVE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE. WE MAY NEVER BECOME PROFITABLE.

        We had a net loss of $1,033,028 for the year ended July 31, 2005 and a net loss of $1,534,486 for the year ended July 31, 2004. Our future operations may not be profitable if we are unable to develop our business. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

WE HAVE A LIMITED OPERATING HISTORY AND YOU MAY LOSE YOUR INVESTMENT IF WE ARE UNABLE TO MARKET OUR COMPUTER PRODUCTS.

        Until October 2003 when we acquired Compuquest, we engaged only in limited business activities manufacturing child and healthcare products. We may be faced with problems, delays, expenses and difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. We may not be able to acquire our products at reasonable cost, or market successfully, any of our products. Therefore, we could go out of business and you may lose your investment.

WE GRANTED LAURUS MASTER FUND A SECURITY INTEREST IN SUBSTANTIALLY ALL OF OUR ASSETS AND, IF WE DEFAULT ON OUR FINANCING ARRANGEMENT WITH THEM, THEY HAVE THE RIGHT TO TAKE SUBSTANTIALLY ALL OF OUR ASSETS.

        As part of our financing facility with Laurus, we granted Laurus a security interest in substantially all of our assets. The financing facility requires us to repay Laurus funds that they advanced according to specific terms. If we do not comply with the terms of the financing facility, Laurus will have the right to seize substantially all of our assets. Additionally, Laurus could liquidate our assets and retain any and all of the funds from the liquidation.

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

        We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. Additionally, our business plan contemplates the acquisition of new enterprises and the proceeds from our financing with Laurus may not be sufficient to fully implement our business plan. Accordingly, we will require additional funds to enable us to operate profitably and grow our business. This financing may not be available on terms acceptable to us or at all. We currently have no bank borrowings and it is unlikely that we will be able to arrange debt financing in addition to our facility with Laurus. If we cannot raise additional capital through issuing stock or bank borrowings, we may not be able to sustain or grow our business which may cause our revenues and stock price to decline.

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

TO INCREASE OUR REVENUE, WE MUST INCREASE OUR SALES FORCE AND EXPAND OUR DISTRIBUTION CHANNELS. IF WE ARE NOT SUCCESSFUL IN THESE EFFORTS, OUR BUSINESS WILL NOT GROW WHICH COULD RESULT IN A DECREASE IN OUR STOCK PRICE.

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

        As of October 24, 2005 we had 66 employees. We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we can not effectively manage our growth, our business may be harmed.

IF WE LOSE THE SKILLS OF THE FOUNDER OF COMPUQUEST, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

        Randal Kalpin founded Compuquest with the intent of capitalizing on the growing market opportunity for computer products. He leveraged his skills to grow the company. Mr. Kalpin is critical to our expansion to the next level of growth. Mr. Kalpin continues to be our director of operations of Compuquest. Our success depends, in large part, upon Mr. Kalpin's continued availability and our ability to attract and retain highly qualified technical and management personnel. If we were to lose the benefit of his services, our ability to develop and market our computer products may be significantly impaired, which would impede our ability to attain profitability. Mr. Kalpin holds prime relationships with key suppliers. These relationships afford us access to valuable resources that help ensure product availability on time that is competitively priced. The loss of key personnel or the failure to recruit necessary additional personnel might impede the achievement of our objectives, as our strength is our people.

IF WE LOSE THE SKILLS OF THE FOUNDER OF INFINITY, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

        Frank Abate founded Infinity with the intent of capitalizing on the growing market opportunity for computer products. Mr. Abate is critical to our expansion to the next level of growth. Mr. Abate is currently a director of our company. Our success depends, in large part, upon Mr. Abates's continued availability and our ability to attract and retain highly qualified technical and management personnel. If we were to lose the benefit of his services, our ability to develop and market our computer products may be significantly impaired, which would impede our ability to attain profitability. Mr. Abate holds prime relationships with key suppliers. These relationships afford us access to valuable resources that help ensure product availability on time that is competitively priced. The loss of key personnel or the failure to recruit necessary additional personnel might impede the achievement of our objectives, as our strength is our people.

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

ITEM 7. FINANCIAL STATEMENTS.





                         ON THE GO HEALTHCARE, INC.

                                    INDEX

                                July 31, 2005


                                                                          Page


      2005 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......... F1


      2003 INDEPENDENT AUDITORS' REPORT..................................... F2


      CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets - Statement I............................. F3

      Consolidated Statements of Operations - Statement II.................. F4

      Consolidated Statements of Stockholders' Equity - Statement III....... F5

      Consolidated Statements of Cash Flows - Statement IV.................. F6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................... F7 - F17

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
On the Go Healthcare, Inc.
Concord, Ontario
Canada

We have audited the accompanying consolidated balance sheets of On the Go Healthcare, Inc. as of July 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended July 31, 2005 and 2004. These consolidated financial statements are the responsibility of the management of On the Go Healthcare, Inc. Our responsibility is to express an opinion on these consolidated
financial statements based on our audits.   The Company's financial statements
for the year ended July 31, 2003 were audited by other auditors whose report dated September 12, 2003 expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Go Healthcare, Inc. as of July 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended July 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.







Toronto, Ontario                                    /s/Danziger & Hochman
                                                   ----------------------
October 14, 2005                                    Chartered Accountants





                                                                            F1

Independent Auditors' Report

Board of Directors and Shareholders of
On the Go Healthcare, Inc.
Concord, Ontario
Canada

We have audited the accompanying consolidated balance sheet of On the Go Healthcare, Inc. as of July 31, 2003 and July 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended July 31, 2003 and July 31, 2002. These consolidated financial statements are the responsibility of the management of On the Go Healthcare, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Go Healthcare, Inc. as of July 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended July 31, 2003 and July 31, 2002 in conformity with accounting principles generally accepted in the United
States of America.



/s/Rosenberg Smith & Partners
-----------------------------
Rosenberg Smith & Partners
Chartered Accountants
Concord, Ontario

September 12, 2003


                                                                            F2

ON THE GO HEALTHCARE, INC.                                         Statement I
Consolidated Balance Sheets
As at July 31, 2005 and 2004

                                                            2005          2004


ASSETS
    Current
        Cash                                         $ 1,704,663   $   184,343
        Accounts receivable                            3,764,747       511,086
        Inventory                                        508,025       239,659
        Income tax receivable                             29,703             -
        Prepaid expenses                                 141,916         7,192
        Due from Vital Products Inc. (note 5)          1,065,522             -
        Assets held for sale (note 16)                         -       367,191
                                                     -----------   -----------
                                                       7,214,576     1,309,471
                                                     -----------   -----------
    Other
        Deferred tax asset (note 6)                      427,945             -
        Investment in Vital Products Inc. (note 7)       250,000             -
        Property and equipment, net of accumulated
          depreciation (note 8)                          405,896        69,797
        Goodwill (note 9)                              2,326,807             -
                                                     -----------   -----------
                                                       3,410,648        69,797
                                                     -----------   -----------
                                                     $10,625,224   $ 1,379,268
                                                     ===========   ===========

LIABILITIES
    Current
        Note payable (note 10)                       $   409,836   $         -
        Accounts payable and accrued liabilities       4,088,075       711,552
        Loan payable (note 11)                                 -        83,519
        Current portion of long-term debt                587,500             -
                                                     -----------   -----------
                                                       5,085,411       795,071

    Long-term debt (note 12)                             374,369             -
                                                     -----------   -----------
                                                       5,459,780       795,071
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
    Common stock (note 13)                                 3,272         2,761
    Preferred stock (note 13)                              2,791         2,791
    Additional paid-in capital                         8,408,896     2,850,210
    Accumulated other comprehensive
      income (loss)                                       22,814       (32,264)
    Accumulated deficit                               (3,272,329)   (2,239,301)
                                                     -----------   -----------
                                                       5,165,444       584,197
                                                     -----------   -----------
                                                     $10,625,224   $ 1,379,268
                                                     ===========   ===========

The accompanying notes are an integral part of
these consolidated financial statements.                                    F3

ON THE GO HEALTHCARE, INC.                                        Statement II
Consolidated Statements of Operations
For the Years Ended July 31, 2005, 2004 and 2003

                                               2005          2004         2003


Sales                                   $ 5,570,778   $ 2,735,345    $       -
                                        -----------   -----------    ---------

Cost of sales                             4,560,594     2,365,449            -
                                        -----------   -----------    ---------
Gross profit                              1,010,184       369,896            -
Selling, general and
  administrative expenses                 2,643,013       313,327            -
                                        -----------   -----------    ---------
Net operating income (loss)              (1,632,829)       56,569            -

Financing costs                             162,055             -            -
                                        -----------   -----------    ---------
Net income (loss) before income
  taxes and discontinued operations      (1,794,884)       56,569            -
Deferred income tax expense (benefit)      (459,783)            -            -
                                        -----------   -----------    ---------
Income (loss) from continuing operations (1,335,101)       56,569            -
                                        -----------   -----------    ---------
Discontinued operations, net of tax         302,073    (1,591,055)    (388,684)
                                        -----------   -----------    ---------
Net (loss) for the year                ($ 1,033,028)  ($1,534,486)  ($ 388,684)
                                        ===========   ===========    =========
Net (loss) per common share            ($      0.59)  ($     1.04)  ($    0.37)
                                        ===========   ===========    =========
Weighted average number of
  common shares outstanding               1,752,327     1,472,872    1,051,345
                                        ===========   ===========    =========

The accompanying notes are an integral part of
these consolidated financial statements.                                    F4

                         On the Go Healthcare, Inc.
        Consolidated Statements of Stockholders' Equity (Deficiency)
             For the years ended July 31, 2005, 2004 and 2003

                               Common Stock         Preferred stock         Treasury Stock
                             Number    Amount      Number     Amount      Number       Amount


 -----------------------------------------------------------------------------------------------

 Balance July 31, 2002   29,613,500     2,962            -           -            -            -

 Common stock issued as
   compensation for rent,
   salary, consulting
   and legal fees         8,040,000       804            -           -            -            -
 Net loss for the period          -         -            -           -            -            -
 Capital contribution             -         -            -           -            -            -
 Stock options issued             -         -            -           -            -            -
 Treasury stock acquired          -         -            -           -    1,000,000      (21,243)
 Foreign currency
   translation adjustment         -         -            -           -            -            -
                         ------------------------------------------------------------------------
 Balance July 31, 2003   37,653,500    $3,766            -           -    1,000,000     $(21,243)

 Treasury stock
   cancelled             (1,000,000)     (100)           -           -   (1,000,000)      21,243
 Shares issued for cash   8,548,928       854            -           -            -            -
 Financing costs for
   shares issued                  -         -            -           -            -            -
 Shares issued for loans  3,333,333       333                                                  -
 Capital contribution of
   interest free loans            -         -            -           -            -            -
 Issue costs for shares
   issued                         -         -            -           -            -            -
 Common stock issued as
   Compensation for
     consulting fees      6,790,000       679            -           -            -            -
 Stock options issued as
   compensation for salary
     and consulting fees          -         -            -           -            -            -
 Conversion of shares to
   preferred shares     (27,913,333)   (2,791)     279,134       2,791
 Net loss for the period          -         -                                     -            -
 Foreign currency
   translation adjustment         -         -            -           -            -            -
 Stock options exercised    200,000        20            -           -            -            -
                         ------------------------------------------------------------------------
 Balance July 31, 2004   27,612,428 $   2,761      279,134    $  2,791            -     $      -

 Shares issued for cash   2,522,218       252            -           -            -            -
 Reverse stock split    (29,130,158)
 Shares issued for cash     454,415        35            -           -            -            -
 Shares issued for
   services                 689,500        79            -           -            -            -
 Warrants converted to
   common stock              96,000        10            -           -            -            -
 Shares issued for
   purchase of Infinity
   Technologies Inc.      1,350,000       135            -           -            -            -
 Warrants issued
   for services                   -         -            -           -            -            -
 Financing costs
   for shares issued              -         -            -           -            -            -
 Beneficial conversion
   feature associated
   with convertible debt          -         -            -           -            -            -
 Foreign currency
   translation                    -         -            -           -            -            -
 Net loss for period              -         -            -           -            -            -
                         ------------------------------------------------------------------------
 Balance July 31, 2005    3,594,403     3,272      279,134       2,791            -            -
                         ------------------------------------------------------------------------




                                Additional                Accumulated
                                paid in      Deficit         other
                                capital                   Comprehensive
                                                          Income (Loss)        Total
 -----------------------------------------------------------------------------------
 Balance July 31, 2002          457,958     (316,131)      (18,489)        $ 126,300

 Common stock issued as
   compensation for rent,
   salary, consulting
   and legal fees               309,610            -             -           310,414
 Net loss for the period              -     (388,684)            -          (388,684)
 Capital contribution            12,842            -             -            12,842
 Stock options issued            13,665            -             -            13,665
 Treasury stock acquired              -            -             -           (21,243)
 Foreign currency
   translation adjustment             -            -        17,524            17,524
                         -----------------------------------------------------------
 Balance July 31, 2003       $  794,075   $ (704,815)      $  (965)           70,818

 Treasury stock
   cancelled                    (21,143)                                           -
 Shares issued for cash         944,861            -             -           945,715
 Financing costs for
   shares issued                157,907            -             -           157,907
 Shares issued for loans         99,667                                      100,000
 Capital contribution of
   interest free loans            1,594            -                           1,594
 Issue costs for shares
   issued                        (3,041)           -                          (3,041)
 Common stock issued as
   Compensation for
     consulting fees            689,122            -                         689,801
 Stock options issued as
   compensation for salary
     and consulting fees        177,188            -            -            177,188
 Conversion of shares to
   preferred shares
 Net loss for the period              -   (1,534,486)            -        (1,534,486)
 Foreign currency
   translation adjustment             -            -       (31,299)          (31,299)
 Stock options exercised          9,980                                       10,000

                         -----------------------------------------------------------
 Balance July 31, 2004       $2,850,210  $(2,239,301)     $(32,264)        $ 584,197

 Shares issued for cash         174,748            -             -           175,000
 Reverse stock split
 Shares issued for cash         722,293            -             -           722,328
 Shares issued for
   services                     645,531            -             -           645,610
 Warrants converted to
     common stock                95,990            -             -            96,000
 Shares issued for
   purchase of Infinity
   Technologies Inc.          1,349,865            -             -         1,350,000
 Warrants issued
   for services                 346,268            -             -           346,268
 Financing costs
   for shares issued             53,840            -             -            53,840
 Beneficial conversion
   feature associated
   with convertible debt      2,170,151            -             -         2,170,151
 Foreign currency
   translation                        -            -        55,078            55,078
 Net loss for period                  -   (1,033,028)            -      (  1,033,028)
                         -----------------------------------------------------------
 Balance July 31, 2005        8,408,896   (3,272,329)       22,814         5,165,444
                         -----------------------------------------------------------

The accompanying notes are an integral part of
these consolidated financial statements.                                    F5

ON THE GO HEALTHCARE, INC.                                        Statement IV
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2005, 2004 and 2003


                                               2005          2004         2003
                                        ------------  ------------  -----------

Operating activities
    Net loss for the year               ($1,033,028)  ($1,534,486)  ($ 388,684)
                                        ------------  ------------  -----------
    Adjustments to reconcile net loss
      to net cash used by operating
      activities:
        Depreciation                        116,759        53,268       19,876
        Shares and stock options
          issued in consideration
          of services rendered              645,610       867,149      302,607
        Gain on sale of Childcare
          Division                         (615,341)            -            -
        Warrants issued for services        346,268             -            -
        Financing costs                      53,840       157,907            -
        Capital contribution of
          interest free loan                      -         1,594            -
        (Increase) decrease in:
           Accounts receivable             (502,681)     (233,585)     (12,452)
           Inventory                         35,305         1,831      (22,842)
           Prepaid expenses                (119,508)      113,910     (112,463)
           Deferred income taxes           (427,945)            -      101,783
        Increase in:
           Accounts payable and
             accrued liabilities            121,769       205,647       17,013
                                        ------------  ------------  -----------
Total adjustments                          (345,924)    1,167,721      293,522
                                        ------------  ------------  -----------
Net cash used by operating activities    (1,378,952)     (366,765)     (95,162)
                                        ------------  ------------  -----------
Investing activities
    Purchase of Helios/Oceana Ltd.         (350,856)            -            -
    Purchase of Infinity Technology Inc.   (395,549)            -            -
    Loan to Vital Products Inc.             (60,524)            -            -
    Acquisition of property and equipment  (276,692)     (193,794)           -
                                        ------------  ------------  -----------
                                         (1,083,621)     (193,794)           -
                                        ------------  ------------  -----------
Financing activities
    Issue of convertible debt facility    3,132,020             -            -
    Warrants issued for cash                 96,000             -            -
    Decrease in bank indebtedness                 -       (92,486)      (2,100)
    Proceeds on sale of capital stock
      net of expenses                       897,328       952,674            -
    Payments on loan payable                (45,902)      (70,469)           -
    Payments on notes payable to
      related parties                       (83,519)      (35,393)      (4,763)
    Proceeds from loan payable to
      related parties                             -         2,820      102,682
                                        ------------  ------------  -----------
    Net cash provided by
      financing activities                3,995,927       757,146       95,819
                                        ------------  ------------  -----------
Effect of exchange rate changes on cash     (13,034)      (13,006)         105
                                        ------------  ------------  -----------
Net increase in cash                      1,520,320       183,581          762
Cash at beginning of year                   184,343           762            -
                                        ------------  ------------  -----------
Cash at end of year                      $1,704,663    $  184,343    $     762
                                        ============  ============  ===========
Non-cash items
    Note payable                        $   409,833
    Share issuance for Infinity
      Technologies Inc.                   1,350,000
    Investment in Vital Products Inc.       250,000
    Loan to Vital Products Inc.             905,000


The accompanying notes are an integral part of
these consolidated financial statements.                                    F6

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004


1.      NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

        On the Go Healthcare, Inc. is a Delaware corporation incorporated on July 21, 2000. These consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly owned subsidiaries, The International Mount Company, Ltd., 1637033 Ontario Limited, Helios/Oceana Ltd. and Infinity Technologies Inc. The consolidated entities will hereinafter be referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

        The Company operates as a value added distributor of computer hardware and software. The corporate headquarters is located in Ontario, Canada.


2.      ACQUISITIONS

        On July 1, 2005, the Company purchased all of the issued and outstanding stock of Infinity Technologies Inc., an Ontario-based company that is a value added computer distributor. The results of operations for Infinity Technologies Inc. have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:


                Accounts receivable       $2,750,980
                Inventory                    303,671
                Other current assets          44,919
                Property and equipment       125,522
                Intangible assets          1,975,951
                Accounts payable          (2,999,759)
                Loan payable                 (45,902)
                                         ------------
                Net                      $ 2,155,382
                                         ============

        The Company paid for this acquisition by payment of cash of $395,549 ($819,672 cash paid less $424,123 cash acquired), issue of common shares of the Company to the vendor totaling $1,350,000 and assumption of a promissory note of $409,833.

        On February 28, 2005, the Company acquired 1637033 Ontario Limited and its wholly-owned subsidiary, Helios/Oceana Ltd., an Ontario-based company, that provides IT professional services. The results of operations have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

                Intangibles              $ 350,856
                                         =========

        The Company paid for this acquisition by acting on security on a note receivable for $202,721 and assumption of net liabilities of $148,135.

                                                                            F7

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004


3.      SIGNIFICANT ACCOUNTING POLICIES

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

        Fair Value of Financial Instruments

        The Company's estimate of the fair value of cash, accounts receivable, notes receivable, notes payable, loans payable, accounts payable and accrued liabilities and long-term debt approximates the carrying value.

        The fair value of investments in private companies is not readily determinable because these investments are not publicly traded. The Company believes that the carrying value approximates the fair value.

        Property and Equipment

        Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided annually on a declining basis and straight line basis over the estimated useful life of the asset, except for current year additions on which one-half of the rates are applicable:

                Manufacturing equipment          30% declining balance
                Leaseholds                        5  years straight line
                Office furniture                 20% declining balance
                Computer hardware                30% declining balance
                Computer software               100% declining balance

        Business Combinations and Goodwill

        The Company accounts for business combinations and goodwill in accordance with FASB 141 and 142 respectively. As such, the purchase method of accounting is applied to all acquisitions and goodwill is not amortized unless its value is impaired.

                                                                            F8

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004


3.      SIGNIFICANT ACCOUNTING POLICIES (continued)

        Segment Reporting

        The Company monitors its operations on a divisional basis and has only one reportable operating segment, being a value added distributor of computer hardware and software.

        Reclassifications

        Certain prior year amounts were reclassified to conform to current year presentation.

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

        Stock Option Plans

        The Company applies the fair value based method of accounting prescribed by Statement of Financial Accounting Standards (SFAS)
        No. 123, Accounting for Stock-Based Compensation in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair market value of the stock and expensed in the period which the option was granted.

        Comprehensive Income

        The Company has adopted Statement of Financial Accounting Standards
        (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholder's equity.

                                                                            F9

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004


4.      LIQUIDITY

        During the years ended July 31, 2005 and 2004, the Company incurred losses of $1,033,028 and $1,534,486, respectively and cash used in operations was $1,378,952 and $366,765, respectively. The Company financed their operations using cash generated from operations, sales of their common stock, the exercise of share purchase warrants, vendor credit and debt financing.

        Cash required for operations has increased significantly. Further, the acquisition of Infinity Technologies Inc. and Helios/Oceana Ltd. resulted in the use of cash and the assumption of additional liabilities.

        Management believes that the net proceeds from the debt facility with Laurus together with cash generated from operations will be sufficient to meet their cash requirements for the year ending July 31, 2006.


5.      DUE FROM VITAL PRODUCTS INC.

                                                       2005           2004
                                                  ----------    ----------
        Note receivable plus accrued interest,
          interest payable at 20% per annum,
          unsecured, due July 5, 2006              $ 760,684    $        -

        Note receivable plus accrued interest,
          interest payable at 20% per annum,
          unsecured, due June 15, 2006               261,427             -

        Advances, non-interest bearing,
          unsecured with no specific terms
          of repayment                                43,411             -
                                                  ----------    ----------
                                                  $1,065,522    $        -
                                                  ==========    ==========

6.      INCOME TAXES

        The company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting (SFAS) No. 109, Accounting for Income Taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

        The approximate income tax effect of the temporary differences comprising the net deferred tax asset is approximately as follows:

                                                       2005           2004
                                                -----------    -----------
        Non-capital losses carried forward      $ 4,349,469    $ 2,445,188

        Enacted tax rate - 36%
        Deferred tax asset                        1,565,809        880,242
        Less:  Valuation allowance               (1,137,864)      (880,242)
                                                -----------    -----------
        Net deferred tax                        $   427,945    $         -
                                                ===========    ===========

                                                                            F10

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004

6.      INCOME TAXES (continued)

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

        The amount of the above-mentioned tax losses available for carry forward are as follows: 2008 - $575,350; 2009 - $279,713;
        2010 - $388,684; 2011 - $1,665,020; 2012 - $1,450,702.

                                        2005            2004
                                       -----           -----
        Federal statutory rate         22.0            22.0
        Provincial statutory rate      14.0            14.0
                                       -----           -----
        Effective tax rate             36.0%           36.0%
                                       =====           =====

7.      INVESTMENT IN VITAL PRODUCTS INC.

        Investment in 1,000,000 common shares of Vital Products Inc. representing 9.3% of the outstanding shares, at cost.


8.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                              2005            2004
                                         ---------        --------
        Machinery and equipment          $ 129,439        $      -
        Office equipment                    18,507          26,451
        Computer software                   52,645           1,805
        Computer hardware                  205,144          59,943
        Leasehold improvements             168,020               -
                                         ---------        --------
                                           573,755          88,199
        Less:  Accumulated depreciation   (167,859)        (18,402)
                                         ---------        --------
        Property and equipment, net      $ 405,896        $ 69,797
                                         =========        ========


        Depreciation expense for property and equipment for the years ended July 31, 2005 and July 31, 2004 was $116,759 and $53,268 respectively.


9.      GOODWILL

        In accordance with Statement of Financial Accounting Standards
        (SFAS) No. 142, "Goodwill and Other Intangible Assets", which was adopted in its entirety on June 1, 2004, the Company evaluates the carrying value of other intangible assets annually as of July 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, the Company compares the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The evaluation of Company's goodwill completed as of July 31, 2005 in accordance with SFAS No. 142 resulted in no impairment losses.

                                                                            F11

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004


9.      GOODWILL (continued)

        The changes in the carrying amount of goodwill for the two years ended July 31, 2005 and 2004 are as follows:


        Balance, August 1, 2003                                      $        -
        Goodwill acquired during the year - Vital Baby
                                              Innovations Inc.          187,844
                                                                     ----------
        Balance, July 31, 2004                                          187,844

        Goodwill disposed of during the year - Vital Baby
                                                 Innovations Inc.      (187,844)
        Goodwill acquired during the year - Infinity
                                              Technologies Inc.       1,975,951

        Goodwill acquired during the year - Helios/Oceana Ltd.          350,856
                                                                     ----------
        Balance, July 31, 2005                                       $2,326,807
                                                                     ==========

10.     NOTE PAYABLE

        The note payable arose from the acquisition of the outstanding shares of Infinity Technologies Inc. and is non-interest bearing and will be paid in 3 equal monthly payments of $136,612 starting in January 2006 and ending March 2006.


11.     LOAN PAYABLE

        The loan payable arose from the acquisition of the operating assets net of assumed liabilities of Vital Baby Innovations, Inc. Of the total amount payable of $149,565, $72,465 was payable upon signing and the balance payable at the rate of $36,232 per month.


12.     LONG-TERM DEBT

        The Company accounts for convertible debt securities by the method specified by Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations. SFAS No. 133 requires that a conversion option should be accounted for separately as a derivative if the conversion option meets certain criteria.

        On July 14, 2005, the Company executed a convertible debt facility with Laurus Master Fund, Ltd. ("Laurus") granting access to borrow up to $5,500,000. This financing consists of a $500,000 secured term loan (the "Term Note") and a $5,000,000 secured revolving note
        (the "Revolving Note"). The Revolving Note is effectuated through a $2,500,000 convertible minimum borrowing note and provides for advances of up to 90% of eligible accounts receivable. To the extent the Company repays the amount outstanding under the Revolving Note and/or Laurus converts amounts due under the Revolving Note into Common Stock, the Company may reborrow or make additional borrowings, provided that the aggregate amount outstanding does not exceed the eligible accounts receivable. The Company has borrowed a total of $3,400,000 consisting of $500,000 under the Term Note and $2,900,000 under the Revolving Note. At July 31, 2005, $2,100,000 remains available for borrowing under the Revolving Note. Borrowings under the Laurus debt facility are secured by the assets of the Company.

                                                                            F12

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004


12.     LONG-TERM DEBT (continued)

        Both the $500,000 Term Note and the $2,900,000 Revolving Note (together the "Notes") provide for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $1.02 per share (the "Fixed Conversion Price").
        In the event that the Company issues common stock or derivatives convertible into our common stock for a price less than $1.02 per share, then the price at which Laurus may convert its shares is reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus is obligated to convert scheduled principal and interest payments under the Term Note when (i) a registration statement has become effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of the Company's common stock is 115% of the Fixed Conversion Price, and (iii) certain trading volume criteria have been met.
        Using the Black-Scholes option pricing model, the Company determined the fair value of the conversion feature related to the Notes to be $2,365,000 if the full $5,500,000 available under the note is advanced. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $1.03, exercise price of $1.02, weighted average term of three (3) years, volatility (annual) of 59%, dividends rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.43 per share. As a result of the beneficial conversion feature, a discount on debt issued of $2,900,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

        As part of the transaction, the Company also issued Laurus a seven-year warrant to purchase 1,420,000 shares of their common stock at a price of $1.11 per share. The fair market value of the warrants issued was determined to be $869,000 using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrants were as follows: stock price of $1.03, exercise price of $1.11, weighted average term of seven (7) years, volatility of 59%, dividend rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.61 per share. The Company will amortize this relative fair value of the stock and warrants to interest expense over the three (3) year life of the debt agreement, using the interest method. The loan costs, conversion feature and warrants issued in connection with the Notes, result in an effective interest rate on the debt of approximately 90%.

        The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of eight percent, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of the Company's common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes begin
        August 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $15,625, are payable on the first day of each month commencing December 1, 2005. The final principal amortization payment on the Term Note is due December 1, 2005. Under the Term Note, if monthly payments of interest and principal are made in cash rather than converted to shares of common stock, the Company will pay Laurus 103% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 30% of the principal being repaid. The Revolving Note terminates, and borrowings thereunder become due July 14, 2008.

        The Notes also require the Company to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes.

                                                                            F13

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004


12.     LONG-TERM DEBT (continued)

        Following is an analysis of draws under the Notes during the year ended July 31, 2005:

        Amount

        Draws under the Term Note                            $    500,000
        Draws under the Revolving Note                          2,900,000
                                                             ------------
        Total contractual amounts due under the Notes           3,400,000

        Origination fee                                          (214,500)
        Other direct costs of the financing                       (53,480)
                                                             ------------
        Net proceeds to the Company                             3,132,020

        Stock warrants issued in connection with the financing   (868,806)
        Value of beneficial conversion feature                 (1,301,345)
                                                             ------------
        Long-term debt at date of origination                $    961,869
                                                             ============


13.     CAPITAL STOCK

        Authorized:
            100,000,000 common shares with a $0.0001 par value.
              1,000,000 preferred shares with a $0.01 par value.
                400,000 Series A preferred stock with a $0.01 par value.

                                                                   2005    2004
                                                                 ------  ------
        Issued:

          3,594,403 common shares (2004 - 920,448)               $3,272  $2,761
                                                                 ======  ======
            279,134 Series A preferred shares (2004 - 279,134)   $2,791  $2,791
                                                                 ======  ======

        The preferred shares are convertible to common shares at the option of the holder at a ratio of one (1) preferred share for one-hundred
        (100) common shares.

        On October 1, 2004, the Company had a 30:1 reverse stock split.


14.     STOCK OPTIONS

        The Company has adopted a stock option plan accounted for under Statement of Financial Accounting Standards (SFAS) No. 123 and related interpretations.

        On October 31, 2003, the Company granted 16,666 options to a director in consideration for services rendered at $1.50 expiring October 31, 2008 and expensed the difference between the fair market value of the shares on October 31, 2003 and the option price.

                                                                            F14

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004


14.     STOCK OPTIONS (continued)

        Included in selling, general and administrative expenses, is $Nil (2004 - $177,188) of consulting fees relating to these options.

        The following table summarizes information about options at July 31, 2005:

                             Number           Remaining
        Exercise Price    Outstanding     Contractual Life

             $1.50           16,667           3 years

        During the period, 1,350,000 (2004 - 650,000) options expired and no (2004 - 200,000) options were exercised.


15.     WARRANTS

        During the year, 2,380,000 warrants were issued by the Company. The total warrants outstanding at July 31, 2005 were 2,284,000. The details are as follows:

                Outstanding     Share Price     Expiry Date

               1,420,000           $1.11          July 2012
                 864,000           $1.00       October 2006
               ---------
               2,284,000
               =========

        During the year, 96,000 warrants were exercised at $1.00 per share.


16.     DISCONTINUED OPERATIONS

        In July 2005, the Company sold and disposed of its Childcare Division to Vital Products Inc., in order to focus more fully on its Computer Division. The Company received from the sale of the Childcare Division $250,000 in common stock of Vital Products Inc. and a $750,000 note from Vital Products Inc. All equipment, intellectual property and customer lists associated and used in the Childcare Division were purchased by Vital Products Inc. All assets and liabilities of the Childcare Division were not assumed by the buyer. The Company recognized a gain on sale of the business of $615,623 ($504,811 net of tax) in the fourth quarter of fiscal year 2005.

                                                                            F15

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004

16.     DISCONTINUED OPERATIONS (continued)

        The following amounts related to the Company's discontinued operation have been segregated from continuing operations and reflected as discontinued operations.

                                               2005           2004        2003
                                         ----------     ----------   ---------

        Sales                            $  816,590     $  277,557    $ 91,584

        Loss before income taxes          ($271,441)   ($1,591,055)  ($286,901)
        Income tax expense (benefit)        (68,703)             -     101,783
                                         ----------     ----------   ---------
        Loss from discontinued
          operation, net of tax            (202,738)    (1,591,055)   (388,684)
                                         ----------     ----------   ---------
        Pre-tax gain on sale of
          discontinued business             615,623              -           -
        Income tax expense                  110,812              -           -
                                         ----------     ----------   ---------
        Gain on sale of business,
          net of tax                        504,811              -           -
                                         ----------     ----------   ---------
        Discontinued operations,
          net of tax                     $  302,073    ($1,591,055)  ($388,684)
                                         ==========     ==========   =========


17.     RELATED PARTY TRANSACTIONS

        During the year, the Company paid rent of $60,000 (2004 - $60,000; 2003 - $60,000) to a company related to a director.

        Included in accounts payable is $255,000 due to a company controlled by a director. This amount arose from assuming a debt from a customer of the related company. The Company received a note receivable from the customer in consideration for assuming the debt.

        During the year, $90,000 (2004 - $0; 2003 - $0) was paid to a company controlled by a director for equipment rental.

        The above related party rent transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

18.     NET INCOME (LOSS) PER COMMON SHARE

        The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", ("SFAS 128"), SEC Staff Accounting Bulletin
        No. 98 ("SAB 98") and Emerging Issues Task Force No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted EPS". Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Convertible Debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures. The calculation of diluted net loss per share does not include potential shares of common stock equivalents for the years ended July 31, 2005 and 2004 respectively, as their impact on net loss per share would be anti-dilutive.

                                                                            F16

ON THE GO HEALTHCARE, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005 and 2004


19.     COMMITMENTS

        Commitments

        The Company has entered into operating leases for certain vehicles. Minimum lease payments under the terms of the lease are as follows:

                2006       $35,892
                2007        33,673
                2008        16,045
                           -------
                           $85,610
                           =======


                                                                            F17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

        None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of October 24, 2005, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of our Board of Directors.

Name                            Age        Position
-------------------------------------------------------------------------------
Stuart Turk                     36         President, Chairman, CEO and Director
                                           Secretary and Treasurer

Evan Schwartzberg, BA, CCM      38         Chief Financial Officer

Ralph Magid, B.A.Sc.,           59         Director
MBA, P.Eng, P.E.O

Randal A. Kalpin                44         Director, Director of Operations


Frank Abate                     48         Director
-------------------------------------------------------------------------------

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

        Frank Abate. Mr. Abate has been our director since July 19, 2005. Mr. Abate founded Infinity Technologies in 1988 and was the Chief Executive Officer until we acquired Infinity Technologies on July 19, 2005.

BOARD OF DIRECTORS

        We currently have four members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

AUDIT COMMITTEE

        We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Magid, qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

CODE OF ETHICS

        We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is available on our web site at www.onthegohealthcare.com

ITEM 10. EXECUTIVE COMPENSATION.

Set forth in the following table is certain information relating to the compensation we paid during the past fiscal year to Stuart Turk, our Chief Executive Officer, and Randal A. Kaplin, Director of Operations, Compuquest and Director. No other executive officer or employee earned over $100,000.


                           Summary Compensation Table

                                                            Annual Compensation
                                     Year       Salary    Bonus     All Other
                                                                   Compensation
-------------------------------------------------------------------------------
Stuart Turk,
President, Chairman,
CEO and Director                     2002(1)   $    -0-    $  -0-    $     409
                                     2003(2)   $    -0-    $  -0-    $  46,150
                                     2004(3)   $ 60,000    $  -0-    $  84,037
                                     2005      $167,000    $  -0-    $     -0-

Randal A. Kalpin,
Director of Operations
Compuquest and Director              2002      $    -0-    $  -0-    $     -0-
                                     2003      $    -0-    $  -0-    $     -0-
                                     2004(4)   $    -0-    $  -0-    $ 128,750
                                     2005(5)   $    -0-    $  -0-    $ 150,000
-------------------------------------------------------------------------------
(1) We issued Mr. Turk 75,000 shares as director's compensation in 2002. The shares were valued at $409.
(2) We issued Mr. Turk 1,230,000 common shares for services as Chairman and Chief Executive Officer in 2003. The shares were valued at $39,625. Additionally, we issued Mr. Turk 75,000 shares as director's compensation in 2003. The shares were valued at $6,525. Mr. Turk agreed to forego management salaries payable in the amount of $12,842. This amount was treated as a capital contribution as of January 31, 2003.
(3) On October 31, 2003, we issued Mr. Turk an option to acquire 16,667 common shares at an exercise price of $1.50 per share with an expiry of July 15, 2008. The option was issued in consideration of services rendered to us. The value of the option has been estimated to be $65,287. Additionally, we issued Mr. Turk 150,000 shares as director's compensation in 2004. The shares were valued at $18,750.
(4) The remuneration for Randal A. Kalpin is paid to a company owned by Mr. Kalpin. Additionally, we issued Mr. Kalpin 150,000 shares as director's compensation in 2004. The shares were valued at $18,750.
(5) The remuneration for Randal A. Kalpin is paid to a company owned by Mr. Kalpin.

DIRECTOR COMPENSATION

        We do not currently have any formal arrangements to compensate directors. Each of our directors was granted 150,000 shares of restricted common stock on July 30, 2004 as compensation for services rendered. We compensate our directors in shares of our common stock to preserve capital to grow our company. We have not currently compensated our directors for their services for the year ended July 31, 2005.

        Frank Abate joined us in July 2005 as a director and employee of our company. Mr. Abate was previously the Chief Executive Officer of Infinity, a company we acquired in July 2005. We have an employment agreement with Mr. Abate regarding his services as an employee. However, we do not have a separate agreement with Mr. Abate regarding his services as a director.

EMPLOYMENT AGREEMENTS

We do not currently have any employment agreements with our executive officers.

ADDITIONAL INFORMATION

We file with the SEC periodic reports on Forms 10-KSB, 10-QSB, and 8-K.
We intend to send annual reports containing audited financial statements to our shareholders. A copy of our periodic reports and registration statements, as well as the associated exhibits and schedules that were filed, may be inspected without charge at the Public Reference Room maintained by the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and copies of all or any part of our periodic reports and registration statements may be obtained from the Securities and Exchange Commission upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.

The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of October 24, 2005 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director,
(iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2005 fiscal year and (iv) all of our directors and current executive officers as a group:

        Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


Name and Address of                    Common Shares                Percent of
Beneficial Owner  (1)                  Beneficially Owned             Class (2)
--------------------                    ----------------             ---------
Stuart Turk (3)                         28,035,066                        89%
Evan Schwartzberg                           10,000                         *%
Ralph Magid                                 10,000                         *%
Randal A. Kalpin                            10,000                         *%
Frank Abate                                100,000                         *%

Directors and executive officers
 as a group (5 persons)                 28,165,066                        91%

* Less than one percent

(1) The address of all individual directors and executive officers is c/o On the Go Healthcare, Inc., 85 Corstate Ave Unit #1 Concord, Ontario, L4K 4Y2.

(2) The number of shares of common stock issued and outstanding on October 24, 2005 was 3,984,452 shares. This reflects a 1 for 30 reverse stock split for all common stock shareholders of record on October 1, 2004. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on October 24, 2005, plus shares of common stock subject to options held by such person on October 24, 2005 and exercisable within 60 days thereafter.

(3) On October 31, 2003, Stuart Turk was issued an option to acquire 16,667 common shares at an exercise price of $1.50 per share with an expiry of July 15, 2008. Mr. Turk owns 71,666 common shares and 135,800
     Series A Preferred Shares that can convert into 13,580,000 shares of common stock. Cellular Connection owns 33,333 common shares and 143,334 shares of Series A Preferred Stock that can convert into 14,333,400 shares of common stock. The shares of Series A Preferred Stock can convert in common shares after July 31, 2005. Mr. Turk is the control person and sole owner of The Cellular Connection Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Mr. Turk has financed us since our inception through the use of his own personal financial resources. Our financial statements as of October 31, 2003 reflect a loan of $110,642 from The Cellular Connection Ltd., a company owned and controlled by Mr. Turk. During the quarter ended October 31, 2003, we repaid a portion of the loan that was $125,947 at July 31,2003. The loan has subsequently been repaid in full The loan is non-interest bearing, unsecured, and is not necessarily indicative of the terms and amounts that would have been incurred had a comparable loan been entered into with an independent party.
The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arms length.

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

        We signed a lease agreement with 1112396 Ontario Inc. for the period November 1, 2002 to January 31, 2004 for the issuance of 10,000 common shares per month in lieu of rent. The owner of 1112396 Ontario is the father of Stuart Turk. We issued 150,000 shares of common stock in satisfaction of this agreement. The above related party lease transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arms length. We currently have a month to month lease for $5,000 per month. During the year, the Company paid rent of $60,000 (2004 - $60,000; 2003 - $60,000)

        Included in accounts payable is $255,000 due to The Cellular Connection Ltd., a company owned and controlled by Mr. Turk. This amount arose from assuming a debt from Vital Products Inc. We received a note from Vital Products Inc. in consideration for assuming the debt at an annual interest rate of 20% per annum. The above related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.


        During the year, $90,000 (2004 - $0; 2003 - $0) was paid to The Cellular Connection Ltd., a company owned and controlled by Mr. Turk for equipment rental. The above related party rent transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.



ITEM 13.  EXHIBITS.

INDEX OF EXHIBITS

2.1 Memorandum of Agreement between the Company and Elaine Abate, John Abate, Gerhard Schmid, Frank Abate, 1066865 Ontario Inc, and Infinity Technologies Inc., dated July 19, 2005 (included as Exhibit 2.1 to the Form 8-K filed July 22, 2005, and incorporated herein by reference).

3.1 Restated Certificate of Incorporation (included as Exhibit 3.4 to the Form 10-KSB filed October 27, 2004, and incorporated herein by reference).

3.2 By-laws (included as Exhibit 3.4 to the Form SB-2 filed May 24, 2001, and incorporated herein by reference).

3.3 Certificate of Amendment of the Certificate of Incorporation (included as Exhibit 3.5 to the Form 10-KSB filed October 27, 2004, and incorporated herein by reference).

4.1 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 27, 2004 (included as Exhibit 10.3 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

4.2 Certificate of Designation of Series A Convertible Preferred Stock (included as Exhibit 4.1 to the Form 10-KSB filed October 27, 2004, and incorporated herein by reference).

4.3 Form of Series C Common Stock Purchase Warrant (included as Exhibit 4.2 to the Form SB-2 filed November 19, 2004, and incorporated herein by reference).

4.4 Promissory Note between the Company and Dutchess Private Equities Fund, II, L.P., dated March 7, 2005 (included as Exhibit 10.5 to the Form 10-QSB filed March 10, 2005, and incorporated herein by reference).

4.5 Secured Convertible Term Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.1 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.6 Secured Revolving Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.2 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.7 Secured Convertible Minimum Borrowing Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit
        4.3 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.8 Security and Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.4 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.9 Master Security Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.5 to the
        Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.10    Share Pledge Agreement between the Company and Laurus Master
        Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.6 to the
        Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.11 Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit
        4.7 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.12 Subsidiary Guaranty between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.8 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.13 Funds Escrow Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.9 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.14 Forbearance Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.10 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.15 Joinder Agreement between the Company and Laurus Master Fund, Ltd., dated July 20, 2005 (included as Exhibit 4.11 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.16 Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.12 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.17 Promissory Note between the Company and Elaine Abate, John Abate, and Gerhard Schmid, dated July 19, 2005 (included as Exhibit 4.1 to the Form 8-K filed July 22, 2005, and incorporated herein by reference).

10.1 Consulting Agreement between the Company and Katherine Evans, dated November 17, 2003 (included as Exhibit 10.6 to the Form S-8 filed November 28, 2003, and incorporated herein by reference).

10.2 Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 27, 2004 (included as Exhibit 10.2 to the Form SB-2 filed February 27,2004, and incorporated herein by reference).

10.3 Placement Agent Agreement between the Company, Dutchess Private Equities Fund, L.P. and Charleston Capital Securities, Inc., dated February 27, 2004 (included as Exhibit 10.4 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.4 Consulting Agreement between the Company and DC Design, dated March 10, 2004 (included as Exhibit 10.2 to the Form S-8 filed March 10, 2004, and incorporated herein by reference).

10.5 Consulting Agreement between the Company and David Walt, dated March 11, 2004 (included as Exhibit 10.1 to the Form S-8 filed June 17, 2004, and incorporated herein by reference).

10.6 Consulting Agreement between the Company and Michael Levine, dated March 11, 2004 (included as Exhibit 10.2 to the Form S-8 filed June 17, 2004, and incorporated herein by reference).

10.7    Consulting Agreement between the Company and Thirusenthil
        Navaratnarajh, dated March 11, 2004 (included as Exhibit 10.3 to the Form S-8 filed June 17, 2004, and incorporated herein by reference).

10.8 Consulting Agreement between the Company and 964434 Ontario Inc., dated June 15, 2004 (included as Exhibit 10.5 to the Form S-8 filed June 17, 2004, and incorporated herein by reference).

10.9 Consulting Agreement between the Company and Jack Tepperman, dated June 15, 2004 (included as Exhibit 10.6 to the Form S-8 filed
        June 17, 2004, and incorporated herein by reference).

10.10 Letter of Intent between the Company and Infinity Technologies Inc. for the Acquisition of Infinity Technologies Inc. dated May 31, 2005 (included as Exhibit 10.1 to the Form 8-K filed June 6, 2005, and incorporated herein by reference).

10.11 Asset Sale Agreement between the Company and Vital Products, Inc., dated July 5, 2005 (included as Exhibit 10.1 to the
        Form 8-K filed July 5, 2005, and incorporated herein by reference).

10.12 Letter of Intent between the Company and Island Corporation, dated October 21, 2005 (included as Exhibit 10.1 to the Form 8-K filed October 24, 2005, and incorporated herein by reference).

21.1    Subsidiaries of the Registrant (filed herewith).

23.1    Consent of Independent Auditors

23.2    Consent of Independent Auditors

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2005 and July 31, 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were approximately $57,750 and $13,000 respectively. The amount for the year ended July 31, 2005 does not include unbilled amounts for the year end audit which are estimated at approximately $5,000.

Tax Fees. Fees billed by our auditors for the preparation of corporate income tax returns were $3,500 and $500 for the years ended July 31, 2005 and 2004, respectively.

All Other Fees. For the fiscal year ended July 31, 2005, we incurred no other fees by our auditors.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2005

                                                   ON THE GO HEALTHCARE, INC.


                                                   By: /s/ Stuart Turk
                                                   --------------------------
                                                   Stuart Turk, President


        In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and in the dates stated:


Signature                       Title                                   Date


By:/s/ Stuart Turk                                                  10/31/2005
------------------------        President, Chief Executive Officer, ----------
Stuart Turk                     Chairman and Director


By:/s/ Evan Schwartzberg        Chief Financial Officer and         10/31/2005
------------------------        Accounting Officer                  ----------
Evan Schwartzberg


By:/s/ Ralph Magid              Director                            10/31/2005
------------------------                                            ----------
Ralph Magid


By:/s/ Randal A. Kalpin         Director                            10/31/2005
------------------------                                            ----------
Randal A. Kalpin


By:/s/ Frank Abate              Director                            10/31/2005
------------------------                                            ----------
Frank Abate