Form 10QSB
period 2005-10-31
ON THE GO HEALTHCARE INC
filed 2005-12-13
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2005

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

As of December 1, 2005, the Issuer had 4,193,952 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2005

TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of October 31,2005 (Unaudited).......F1

         Consolidated Statements of Operations and Comprehensive
         (loss) Income for the Three Months Ended October 31, 2005
         and 2004 (Unaudited)...............................................F2

         Consolidated Statements of Cash Flows for the Three Months
         Ended October 31, 2005 and 2004 (Unaudited)........................F3

         Notes to Consolidated Financial Statements...................F4 - F10

Item 2 - Management's Discussion and Analysis or Plan of Operation...........4

Item 3 - Controls and Procedures ............................................7


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................8

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.........8

Item 3 - Defaults Upon Senior Securities.....................................8

Item 4 - Submission of Matters to a Vote of Security Holders.................8

Item 5 - Other Information ..................................................9

Item 6 - Exhibits and Reports on Form 8-K....................................9

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         On the Go Healthcare, Inc.

                      Consolidated Financial Statements

             Three Months Ended October 31, 2005 and 2004 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of October 31, 2005 (Unaudited).......F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three Months Ended October 31, 2005
          and 2004 (Unaudited)..............................................F2

        Consolidated Statements of Cash Flows for the Three Months Ended
          October 31, 2005 and 2004 (Unaudited).............................F3




        Notes to Consolidated Financial Statements....................F4 - F10

                         On the Go Healthcare, Inc.

                         Consolidated Balance Sheet

              October 31, 2005 (Unaudited) and July 31, 2005


                                                       ----------   ---------
                                                       October 31,    July 31,
                                                           2005         2005
                                                        ----------   ---------

ASSETS
    Current
        Cash                                         $   625,971   $ 1,704,663
        Accounts receivable                            3,760,239     3,764,747
        Inventory                                        242,855       508,025
        Income tax receivable                                  -        29,703
        Prepaid expenses                                 204,528       141,916
        Due from Vital Products Inc.                   1,039,146     1,065,522
                                                     -----------   -----------
                                                       5,872,739     7,214,576
                                                     -----------   -----------
    Other
        Deferred tax asset                               442,002       427,945
        Investment in Vital Products Inc.                250,000       250,000
        Property and equipment, net of accumulated
          depreciation                                   574,971       405,896
        Goodwill                                       2,603,238     2,326,807
                                                     -----------   -----------
                                                       3,870,211     3,410,648
                                                     -----------   -----------
                                                     $ 9,742,950   $10,625,224
                                                     ===========   ===========

LIABILITIES
    Current
        Note payable                                 $   423,298   $   409,836
        Accounts payable and accrued liabilities       3,128,770     4,088,075
        Current portion of long-term debt                587,500       587,500
                                                     -----------   -----------
                                                       4,139,568     5,085,411

    Long-term debt                                       478,493       374,369
                                                     -----------   -----------
                                                       4,618,061     5,459,780
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
    Common stock $0.0001 par value; 100,000,000
      shares authorized; issued 3,990,403;
      (July 31, 2005 - 3,594,403)
      preferred stock; $0.01 par value; 1,000,000
      shares authorized; issued 279,134 (July 31,
      2005 - 279,134)
        Issued and outstanding - common                    3,311         3,272
        Issued and outstanding - preferred                 2,791         2,791
        Additional paid-in capital                     8,797,356     8,408,896
        Accumulated other comprehensive income (loss)    189,834        22,814
        Accumulated deficit                           (3,868,403)   (3,272,329)
                                                     -----------   -----------
                                                       5,124,889     5,165,444
                                                     -----------   -----------
                                                     $ 9,742,950   $10,625,224
                                                     ===========   ===========




The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        On the Go Healthcare, Inc.

                Consolidated Statements of Operations and

                 Comprehensive (Loss) Income (Unaudited)


                                                            Three Months Ended
                                                                October 31,
                                                        ----------------------
                                                              2005        2004
                                                        ----------------------


Sales
   Computer                                             $6,196,511  $  852,309
                                                        ----------   ---------

   Cost of sales
     Computer                                            5,030,449     639,958
                                                        ----------   ---------

Gross profit                                             1,166,062     212,351

Selling, general and administrative
    expenses                                             1,596,550     268,700
                                                        ----------   ----------

Loss before income taxes and discontinued operations      (430,488)    (56,349)
    Financing costs                                        165,586       1,797
    Income taxes                                                 0           0
    Discontinued operations                                      0      34,600
                                                        ----------   ----------
Net loss                                                  (596,074)    (19,952)
                                                        ==========   ==========

Net loss per common share                                 $   (.15)  $    (.02)
                                                        ==========   ==========

Weighted average number of
common shares outstanding                                3,792,403      975,810
                                                        ==========  ===========


The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F2

                         On the Go Healthcare, Inc.

              Consolidated Statements of Cash Flows (Unaudited)



                                                             Three Months Ended
                                                                October 31,
                                                           --------------------
                                                                2005      2004
                                                           --------------------
Operating activities
        Net loss                                            (596,074)  (19,952)
                                                           --------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Amortization                                      37,920    23,824
            Shares issued in consideration of services
              rendered                                       100,000         0
            Financing costs                                   92,661         0
            (Increase) decrease in:
               Income tax receivable                          29,073         0
               Accounts receivable                             4,508  (146,197)
               Inventory                                     265,170   (26,219)
               Prepaid expenses                               12,612   (15,128)
            Increase (decrease) in:
               Accounts payable and accrued liabilities     (959,305)    8,976
                                                           --------------------
        Net cash used by operating activities             (1,103,435) (174,696)
                                                           --------------------
Investing activities
        Acquisition of property and equipment               (183,636)  (38,951)
                                                           --------------------
        Net cash used by investing activities               (183,636)  (38,951)
                                                           --------------------
Financing activities
        Proceeds on sale of capital stock net of expenses     46,000   175,000
        Issue costs on shares issued for cash                      0    (1,797)
        Payments on loan payable                                   0   (19,316)
                                                           --------------------
        Net cash provided by financing activities             46,000   153,887
                                                           --------------------
Effect of exchange rate changes                              172,379    28,286
                                                           --------------------
Net increase (decrease) in cash                           (1,078,692)  (31,474)

Cash at beginning of period                                1,704,663   184,343
                                                           --------------------

Cash at end of period                                       $625,971  $152,869
                                                           ====================
Non-cash items
  Intangibles                                               $200,000
  Prepaid expenses                                            42,500


The accompanying notes are an integral part of the consolidated
  financial statements.                                                     F3

                         On the Go Healthcare, Inc.

                 Notes to Consolidated Financial Statements


           Three Months Ended October 31, 2005 and 2004 (Unaudited)

1. Financial Statements

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2005 results of operations for the three months ended October 31, 2005 and 2004, and cash flows for the three months ended October 31, 2005 and 2004. Results for the three month period are not necessarily indicative of fiscal year results.

   The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended
   July 31, 2005.

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

   On July 5, 2005, the Company acquired Infinity Technologies Inc., a computer hardware provider.

   In June 2005, the Company sold all significant assets to Vital Products, Inc. of its childcare division.

   In October 2005, the Company entered into a Letter of Intent to purchase Island Corporation, a company involved in computer hardware distribution focusing in the medical field.

   Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve its operational results and financial condition.

                                                                             F4

3. Background Information

   On the Go Healthcare, Inc. ("On the Go" or the "Company") is a Delaware corporation incorporated on July 21, 2000.

   The consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly owned subsidiaries, The International Mount Company, 1637033 Ontario Limited, Helios/Oceana Ltd. and Infinity Technologies Inc. The consolidated entities will hereinafter be referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

   The Company operates as a computer hardware distributor and its corporate headquarters are located in Ontario, Canada.

4. Liquidity

   During the years ended July 31, 2005 and 2004, the Company incurred losses of $1,103,435 and $1,534,486, respectively and cash used in operations was $1,378,952 and $366,765, respectively. The Company financed its operations using cash generated from operations, sales of their common stock, the exercise of share purchase warrants, vendor credit and debt financing.

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

                                                                             F5

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

   Income Taxes

   The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

                                                                             F6

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

6. Property and Equipment

   Property and equipment consist of the following as of;


                                       Oct. 31,       July 31,
                                         2005          2005
                                       --------       --------
        Machinery and equipment        $148,299       $129,439
        Office equipment                 19,114         18,507
        Computer software                54,374         52,645
        Computer hardware               245,145        205,144
        Leasehold improvements          309,118        168,020
                                       --------       --------
                                        776,050        573,755
        Less accumulated depreciation  (201,079)      (167,859)
                                       --------       --------
                                       $574,971       $405,896
                                       ========       ========


7. Capital Stock


During the quarter ended October 31, 2005, the Company issued a total of 396,000 shares of common stock. Included in this total is the exercise of 46,000 "C" warrants. The Company received cash consideration of $46,000 as a result of the "C" warrants being exercised. The Company issued 200,000 shares to the employees of Infinity Technology Inc valued at $200,000 relating to the purchase agreement. 100,000 shares were issued for services which were valued at $100,000. The Company issued 50,000 shares to Island Corporation as deposit relating to the future purchase of the company which is valued at $42,500.




                                                                             F7

8. Stock Options and Warrants

   The Company has adopted a stock option plan accounted for under Statement of Financial Accounting Standards (SFAS) No. 123 and related interpretations.

   Included in selling, general and administrative expenses, is $Nil (2005 - $Nil) of consulting fees relating to these options.

   The following table summarizes information about options at October 31, 2005:

                                     Number                      Remaining
             Exercise Price        Outstanding                Contractual Life

                   $1.50             16,667                     2.75 years

   During the period, Nil (2005 - Nil) options expired and 46,000 (2005 - Nil) options were exercised.

   The total warrants outstanding at October 31, 2005 were 2,238,000. The details are as follows:

               Outstanding          Share Price                 Expiry Date

                 1,420,000             $1.11                    July 2012
                   818,000             $1.00                    October 2006
                 ---------
                 2,238,000

9. Long-Term Debt

   The Company accounts for convertible debt securities by the method specified by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations. SFAS No. 133 requires that a conversion option should be accounted for separately as a derivative if the conversion option meets certain criteria.

   On July 14, 2005, the Company executed a convertible debt facility with Laurus Master Fund, Ltd. ("Laurus") granting access to borrow up to $5,500,000. This financing consists of a $500,000 secured term loan
   (the "Term Note") and a $5,000,000 secured revolving note (the "Revolving Note"). The Revolving Note is effectuated through a $2,500,000 convertible minimum borrowing note and provides for advances of up to 90% of eligible accounts receivable. To the extent the Company repays the amount outstanding under the Revolving Note and/or Laurus converts amounts due under the Revolving Note into Common Stock, the Company may reborrow or make additional borrowings, provided that the aggregate amount outstanding does not exceed the eligible accounts receivable. The Company has borrowed a total of $3,400,000 consisting of $500,000 under the Term Note and $2,900,000 under the Revolving Note. At October 31, 2005, $2,100,000 remains available for borrowing under the Revolving Note. Borrowings under the Laurus debt facility are secured by the assets of the Company.

                                                                             F8

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

                                                                             F9

   The following is an analysis of draws under the Notes during the year ended October 31, 2005:

                                                                Amount

        Draws under the Term Note                               $   500,000
        Draws under the Revolving Note                            2,900,000
                                                                -----------
        Total contractual amounts due under the Notes             3,400,000

        Origination fee                                         (   214,500)
        Other direct costs of the financing                     (    53,480)
                                                                -----------
        Net proceeds to the Company                               3,132,020

        Stock warrants issued in connection with the financing  (   868,806)
        Value of beneficial conversion feature                  ( 1,301,345)
                                                                -----------
        Accrued interest                                            104,124

        Long-term debt at October 31, 2005                       $1,065,993
                                                                ===========

10.Net loss per shares

   Basic earnings per share is computed by dividing net loss by the weighed average number of shares of common stock outstanding during the period. Diluted earnings per shares is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consider of shares of common stock issuable upon the exercise of stock options; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

11.Subsequent Events

   On November 11, 2005, we issued 23,500 common shares as consideration for services rendered by Pasadena Capital Partners. The shares were valued at a total of $22,325.

   On December 1, 2005, we issued 180,000 common shares as an incentive for the investment by Dutchess Private Equities Fund, L.P. The shares were valued at a total of $153,000.

                                                                            F10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


INTRODUCTION

The following discussion and analysis compares our results of operations for the three months ended October 31, 2005 to the same period in 2004.
This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended July 31, 2005.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND OCTOBER 31, 2004.

REVENUES

Revenues for the three months ended October 31, 2005 were $6,196,511 which have increased $5,344,202 from $852,309 for the three months ended October 31, 2004. The reason for the increase was the purchase of Infinity Technologies Inc. in the last quarter of fiscal 2005.


COST OF SALES

The cost of sales was $5,030,449 for the three months ended October 31, 2005 which has increased $4,390,491 from $639,958 for the three months ended October 31, 2004. The reason for the increase was the purchase of Infinity Technologies Inc. in the last quarter of fiscal 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses increased from $268,700 for the three months ended October 31, 2004 to $1,596,550 for the three months ended October 31, 2005. The increase in selling, general and administrative expenses can be mainly attributed to the acquisition of Infinity Technologies Inc. in the last quarter of fiscal 2005.

NET LOSS

We experienced an increase in our net loss from $19,952 for the three months ended October 31, 2004 to $596,074 for the three months ended October 31, 2005. The reason for the increase was the acquisition of Infinity Technologies Inc. in the last quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets totaled $5,872,739 as of October 31, 2005, a decrease of $1,341,837 over the amount of Current Assets of $7,214,576 for the period ended July 31, 2005. The decrease is a result of management paying down Infinity Technologies Inc.'s accounts payable at a faster rate and the purchase of leasehold improvements during the quarter relating to the purchase of Infinity Technologies Inc. We also reduced inventory following the acquisition of Infinity Technologies Inc.

Current Liabilities totaled $4,139,568 as of October 31, 2005 a decrease of $945,843 as compared with $5,085,411 for the period ended July 31, 2005. The decrease was primarily attributable to paying Infinity Technologies Inc.'s accounts payable faster.

For the three months ended October 31, 2005, the cash required for operations was $1,063,435 as compared to $174,696 for the three months ended
October 31, 2004. The increase in the cash requirement is due to management paying down accounts payable at a faster rate and the higher cost of financing relating to the purchase of Infinity Technologies Inc.

For the three months ended October 31, 2005, we invested in additions to property and equipment of $183,636 as compared to $38,951 for the three months ended October 31, 2004. The acquisitions are related to the leaseholds and set up of the Infinity divisions on its premises.

For the three months ended October 31, 2005, we had cash provided by financing activities of $46,000 as compared to cash provided by financing activities of $153,887 for the three months ended October 31, 2004. The primary source of financing has been common shares issued as part of an Investment Agreement for an equity line of credit and warrants exercised. The reason for the decrease was that all necessary funds were acquired in the last quarter of 2005.

On February 27, 2004, we signed an Investment Agreement for the issuance of common shares pursuant to an equity line of credit agreement for a total amount of $5 million. The quantity of shares to be issued were limited by the volume of shares traded and the price determined at 94% of the average of the three lowest closing best bids during the pricing period.

FINANCING ACTIVITIES

During the quarter ended October 31, 2005, we issued a total of 396,000 shares of common stock. This number includes 46,000 "C" warrants being exercised.
We received cash consideration of $46,000 as a result of the "C" warrants being exercised. We issued 200,000 shares to the employees of Infinity Technology Inc. valued at $200,000 relating to the purchase agreement. 100,000 shares were issued for services which were valued at $100,000. We issued 50,000 shares to Island Corporation as deposit relating to the future purchase of the company which is valued at $42,500.


SUBSIDIARY

As of October 31, 2005, our wholly-owned subsidiaries include International Mount Company Ltd. (Compuquest is a division of International Mount), 1637033 Ontario Limited, Helios/Oceania Ltd, and Infinity Technologies Inc.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934
(i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings that are material to our business or financial condition. We are not aware of any pending or threatened legal proceedings that are or could be material to our business or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 11, 2005, we issued 200,000 common shares as consideration for Infinity Technologies Inc. key employees in trust to Keyser Mason Ball, LLP. The shares were valued at a total of $200,000.

On August 11, 2005, we issued 50,000 common shares and 50,000 "C" warrants as consideration for services rendered by Nadav Elituv. The shares were valued at a total of $50,000.

On August 18, 2005, we issued 50,000 common shares as consideration for services rendered by NFC Corporation. The shares were valued at a total of $50,000.

On October 24, 2005, we issued 50,000 common shares as a deposit on Island Corporation. The shares were valued at a total of $42,500.

On November 11, 2005, we issued 23,500 common shares as consideration for services rendered by Pasadena Capital Partners. The shares were valued at a total of $22,325.

On December 1, 2005, we issued 180,000 common shares as an incentive for the investment by Dutchess Private Equities Fund, L.P. The shares were valued at a total of $153,000.

We did not issue any shares pursuant to the equity line in the first quarter.

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

4.18 Promissory Note between the Company, Dutchess Private Equities Fund, L.P., and Dutchess Private Equities Fund, II, L.P., dated
        November 30, 2005 (included as Exhibit 4.1 to the Form 8-K filed December 5, 2005, and incorporated herein by reference).

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

21.1 Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-KSB filed October 31, 2005, and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

On September 29, 2005, we filed an Amended Form 8-K regarding Entry into a Material Definitive Agreement; Completion of Acquisition or Disposition of Assets; and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. We filed the required financial statements associated with the agreement to purchase all of the issued and outstanding shares of Infinity Technologies Inc. stock in exchange for $3,120,000.

On October 24, 2005, we filed a Form 8-K regarding Entry into a Material Definitive Agreement. We entered into a non-binding Letter of Intent for the acquisition of Island Corporation. Pursuant to the non-binding Letter of Intent, if the transaction is completed, we intend to pay $1,000,000 in cash and issue restricted shares of our stock in exchange for all outstanding shares of Island Corporation.

On November 10, 2005, we filed a Form 8-K regarding Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. Our Board of Directors accepted the resignation of Frank Abate as Director of On The Go Healthcare, Inc.

On December 5, 2005, we filed a Form 8-K regarding Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. We entered into a Promissory Note with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund, II, L.P.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ON THE GO HEALTHCARE, INC.



Dated: December 13, 2005                     By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: December 13, 2005                     By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Accounting Officer