Form 10QSB
period 2006-01-31
ON THE GO HEALTHCARE INC
filed 2006-03-15
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2006

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

As of March 10, 2006 the Issuer had 10,272,788 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE FISCAL QUARTER ENDED JANUARY 31, 2006

TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of January 31, 2006 (Unaudited)......F1

         Consolidated Statements of Operations and Comprehensive
         (loss) Income for the Three and Six Months Ended January 31, 2006
         and 2005 (Unaudited)...............................................F2

         Consolidated Statements of Cash Flows for the Six Months
         Ended January 31, 2006 and 2005 (Unaudited)........................F3

         Notes to Consolidated Financial Statements...................F4 - F11

Item 2 - Management's Discussion and Analysis or Plan of Operation...........4

Item 3 - Controls and Procedures ............................................7


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................7

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.........7

Item 3 - Defaults Upon Senior Securities.....................................9

Item 4 - Submission of Matters to a Vote of Security Holders.................9

Item 5 - Other Information .................................................10

Item 6 - Exhibits and Reports on Form 8-K...................................10

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         On the Go Healthcare, Inc.

                      Consolidated Financial Statements

             Three Months Ended January 31, 2006 and 2005 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of January 31, 2006 (Unaudited).......F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Six Months Ended January 31, 2006
          and 2005 (Unaudited)..............................................F2

        Consolidated Statements of Cash Flows for the Six Months Ended
          January 31, 2006 and 2005 (Unaudited).............................F3




        Notes to Consolidated Financial Statements....................F4 - F11

                         On the Go Healthcare, Inc.

                         Consolidated Balance Sheet

              January 31, 2006 (Unaudited) and July 31, 2005


                                                       ----------   ---------
                                                       January 31,    July 31,
                                                           2006         2005
                                                        ----------   ---------

ASSETS
    Current
        Cash                                         $   988,833   $ 1,704,663
        Accounts receivable                            4,459,455     3,764,747
        Inventory                                        314,911       508,025
        Income tax receivable                                  0        29,703
        Prepaid expenses                                  54,140       141,916
        Due from Vital Products Inc.                   1,229,193     1,065,522
                                                     -----------   -----------
                                                       7,046,532     7,214,576
                                                     -----------   -----------
    Other
        Deferred tax asset                               458,378       427,945
        Investment in Vital Products Inc.                250,000       250,000
        Property and equipment, net of accumulated
          depreciation                                   646,035       405,896
        Goodwill                                       4,809,550     2,326,807
                                                     -----------   -----------
                                                       6,163,963     3,410,648
                                                     -----------   -----------
                                                     $13,210,495   $10,625,224
                                                     ===========   ===========

LIABILITIES
    Current
        Note payable                                 $   639,447   $   409,836
        Accounts payable and accrued liabilities       4,421,311     4,088,075
        Current portion of long-term debt              1,594,688       587,500
                                                     -----------   -----------
                                                       6,655,446     5,085,411

    Long-term debt                                     1,465,036       374,369
                                                     -----------   -----------
                                                       8,120,482     5,459,780
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
    Common stock $0.0001 par value; 100,000,000
      shares authorized; issued 7,911,705;
      (July 31, 2005 - 3,594,403)
      preferred stock; $0.01 par value; 1,000,000
      shares authorized; issued 279,134 (July 31,
      2005 - 279,134)
        Issued and outstanding - common                    3,703         3,272
        Issued and outstanding - preferred                 2,791         2,791
        Additional paid-in capital                    10,949,820     8,408,896
        Accumulated other comprehensive income (loss)    310,689        22,814
        Accumulated deficit                           (6,176,990)   (3,272,329)
                                                     -----------   -----------
                                                       5,090,013     5,165,444
                                                     -----------   -----------
                                                     $13,210,495   $10,625,224
                                                     ===========   ===========




The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        On the Go Healthcare, Inc.

                Consolidated Statements of Operations and

                 Comprehensive (Loss) Income (Unaudited)


                              Three Months Ended         Six Months Ended
                                  January 31,               January 31,
                              ------------------        ----------------------
                                 2006       2005            2006        2005
                              ------------------        ----------------------


Sales                       7,010,685       639,857     13,207,196   1,492,166
                           -----------   ----------     ----------   ---------

Cost of sales               6,558,607       591,044     11,589,056   1,231,002
                           -----------   ----------     ----------   ---------

Gross profit                  452,078        48,813      1,618,140     261,164

Selling, general and
  administrative expenses   1,808,385       571,591      3,404,935     825,801
                           -----------   ----------     ----------   ----------

Loss before income taxes   (1,356,307)     (522,778)    (1,786,795)   (564,637)
  Financing costs             323,538         5,461        489,124       7,258
  Income taxes                      0             0              0           0
  Loss on Extinguishment
    of Debt                   628,741             0        628,741           0
  Amortization                 70,053             0         70,053           0
  Discontinued operations           0        28,683              0       4,979
                           -----------   ----------     ----------   ----------
Net loss                   (2,308,587)    $(556,922)    (2,904,661)  $(576,874)
                           ===========   ==========     ==========   ==========

Net loss per common share  $    (0.49)   $    (.47)      $   (0.68)  $    (.48)
                           ===========   ==========     ==========   ==========

Weighted average number of
common shares outstanding   4,722,602     1,197,391      4,294,310   1,197,391
                           ===========   ==========     ==========  ===========



The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F2

                         On the Go Healthcare, Inc.

              Consolidated Statements of Cash Flows (Unaudited)


                                                              Six Months Ended
                                                                January 31,
                                                         ----------------------
                                                                2006      2005
                                                         ----------------------
Operating activities
        Net loss                                         (2,904,661) $(576,874)
                                                         ----------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Depreciation                                      70,053    51,714
            Interest Earned - Due from Vital Products Inc   (163,671)        0
            Loss on Extinguishment of Debt                   628,741         0
            Shares issued in consideration of services
              rendered                                       219,325   223,875
            Stock options issued in consideration of
              services rendered                                    0         0
            Financing costs                                  313,893     7,258
            (Increase) decrease in:
               Income Tax receivable                          29,703         0
               Accounts receivable                          (465,638)   75,817
               Inventory                                     230,505   (11,121)
               Prepaid expenses                               88,457   (33,595)
            Increase (decrease) in:
               Accounts payable and accrued liabilities      121,910   (51,530)
                                                         ----------------------
        Total adjustments                                  1,073,278   262,418
                                                         ----------------------
        Net cash used by operating activities             (1,831,383) (314,456)
                                                         ----------------------
Investing activities
        Acquisition of property and equipment               (277,794) (122,412)
        Deferred tax asset                                         0         0
        Goodwill                                            (576,285)        0
                                                         ----------------------
        Net cash used by investing activities               (854,079) (122,412)
                                                         ----------------------
Financing activities
        Proceeds on sale of capital stock net of expenses    447,151   722,838
        Issue costs on shares issued for cash                      0    (7,258)
        Payment on loan payable                             (314,450)        0
        Payment on note payable to related parties                 0   (83,519)
        Payment on Long Term Debt                                  0         0
        Proceeds from Long Term Debt                       1,735,000         0
                                                         ----------------------
        Net cash provided by financing activities          1,867,701   632,061
                                                         ----------------------
Effect of exchange rate changes                              101,931   (32,959)
                                                         ----------------------
Net increase in cash                                        (715,830)  162,234

Cash at beginning of period                                1,704,663   184,343
                                                            -------------------

Cash at end of period                                        988,833  $346,577
                                                         ======================
Non-cash items
  Issue of capital stock                                  $2,904,204  $      0
  Note payable                                               544,061         0
  Issue of long-term debt                                    382,855         0



The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F3

                         On the Go Healthcare, Inc.

                 Notes to Consolidated Financial Statements

           Three Months Ended January 31, 2006 and 2005 (Unaudited)

1. Financial Statements

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2006 results of operations for the three and six months ended January 31, 2006 and 2005, and cash flows for the six months ended January 31, 2006 and 2005. Results for the three month period are not necessarily indicative of fiscal year results.

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

2. Background Information

   On the Go Healthcare, Inc. ("On the Go" or the "Company") is a Delaware corporation incorporated on July 21, 2000.

   The consolidated financial statements present the accounts of On the Go Healthcare, Inc. and its wholly owned subsidiaries, The International Mount Company, 1637033 Ontario Limited, Helios/Oceana Ltd., Infinity Technologies Inc., 2film Corporation and Island Corporation. The consolidated entities will hereinafter be referred to as the "Company". All significant inter-company accounts and transactions have been eliminated.

   The Company operates as a computer hardware distributor and its corporate headquarters are located in Concord, Ontario, Canada.

3. Management's Plans

   The Company's cash flow requirements are supported by a financing agreement for an equity line of credit.

   On May 18, 2004, the Company signed an agreement to acquire substantially all of the assets and assume the liabilities of Vital Baby Innovations Inc. The acquisition closed in June 2004.

   On February 28, 2005, the Company acquired 1637033 Ontario Limited and its wholly-owned subsidiary, Helios/Oceana Ltd., an Ontario-based company, that provides IT professional services. the Company paid for this acquisition by acting on a security agreement on a note receivable On July 5, 2005, the Company acquired Infinity Technologies Inc., a computer hardware provider.

   In June 2005, the Company sold all of the significant assets in its childcare division to Vital Products, Inc.
                                                                             F4

   In October 2005, the Company entered into a Letter of Intent to purchase Island Corporation, a company involved in computer hardware distribution focusing in the medical field.

   In January 2006, the Company completed its purchase of Island Corporation, a company involved in computer hardware distribution focusing in the medical field.

   In January 2006, the Company completed its purchase of Solutions in Computing, a supplier of computer hardware and software focusing in the entertainment field.

   Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve its operational results and financial condition.

4. Liquidity

   During the six month ended January 31, 2006 and 2005, the Company incurred losses of $2,904,661 and $576,874, respectively and cash used in operations was $1,831,383 and $314,456, respectively. The Company financed its operations using cash generated from operations, sales of their common stock, the exercise of share purchase warrants, vendor credit and debt financing.

   Cash required for operations has increased significantly this year. Further, the acquisition of Infinity Technologies Inc. and Helios/Oceana Ltd. resulted in the use of cash and the assumption of additional liabilities.

   Management believes that the net proceeds from the debt facility with Laurus together with cash generated from operations will be sufficient to meet their cash requirements for the year ending July 31, 2006.

5. Acquisitions

   On January 9, 2006, the Company purchased all of the issued and outstanding stock of Island Corporation, Inc., an Ontario-based company that is a value added computer distributor. The results of operations for Island Corporation, Inc. have been included in the financial statements of the Company from November 1, 2005 which is the effective date of the purchase. The acquisition has been accounted for using the purchase method as follows:

        Current assets        $  638,653
        Equipment                 32,398
        Current liabilities  (   211,325)
        Goodwill               1,605,374
                              ----------
                              $2,065,100
                              ==========


   The Company paid for this acquisition by payment of cash of $860,000, issue of common shares of the Company to the vendor totaling $775,100 and assumption of a promissory note of $430,000.

   On January 31, 2006, the Company acquired certain assets of Solutions in Computing Inc. The acquisition has been accounted for using the purchase method as follows:

        Goodwill     $  491,202

   The Company paid for this acquisition by payment of cash of $87,796, issue of common shares of the Company to the vendor for $320,000 and a promissory note of $83,406.
                                                                             F5

6. Significant Accounting Policies

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

   Business Combinations and Goodwill

   The Company accounts for business combinations and goodwill in accordance with FASB 141 and 142 respectively. As such, the purchase method of accounting is applied to all acquisitions and goodwill is not amortized unless its value is impaired.
                                                                             F6

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

   Comprehensive Income

   The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholder's equity.
                                                                             F7

7. Property and Equipment

   Property and equipment consist of the following:


                                     January 31,      July 31,
                                         2006          2005
                                       --------       --------
        Machinery and equipment        $167,779       $129,439
        Office equipment                 19,823         18,507
        Computer software                59,492         52,645
        Computer hardware               332,564        205,144
        Leasehold improvements          307,976        168,020
                                       --------       --------
                                        887,634        573,755
        Less accumulated depreciation  (241,599)      (167,859)
                                       --------       --------
                                       $646,035       $405,896
                                       ========       ========

8. Capital Stock

During the quarter ended January 31, 2006, the Company issued a total of 3,921,253 shares of common stock.

The Company issued 1,445,253 shares to Dutchess Private Equities Fund,LP valued at $880,931. The Company issued 1,110,000 shares relating to the purchase with Island Corporation and to their employees valued at $732,600. The Company issued 800,000 shares for the purchase of Solutions in Computing Inc. valued at $320,000.

The Company received cash considerations of $100,000 as a result of issuing Vance Pierre an indidual 312,500 restricted shares and 312,500 Series "D" warrants. The Company issued 253,500 shares for numerous individuals for services rendered totaling $119,325.

9. Stock Options and Warrants

   The Company has adopted a stock option plan accounted for under Statement of Financial Accounting Standards (SFAS) No. 123 and related interpretations.

   Included in selling, general and administrative expenses, is $Nil (2005 - $Nil) of consulting fees relating to these options.

   The following table summarizes information about options at January 31, 2005:

                                     Number                      Remaining
             Exercise Price        Outstanding                Contractual Life

                   $1.50             16,667                     2.75 years

   During the period, Nil (2005 - Nil) options expired and Nil (2005 - Nil) options were exercised.

   The total warrants outstanding at January 31, 2006 were 2,550,500. The details are as follows:

               Outstanding          Share Price                 Expiry Date

                 1,420,000             $0.65                    July 2012
                   818,000             $1.00                    October 2006
                   312,500             $0.40                    January 2008
                 ---------
                 2,550,500
                                                                            F8

10. Long-Term Debt

   On November 30, 2005, the Company issued to Dutchess Private Equities Fund, LP ("Dutchess") a promissory note in the amount of $800,000 for a purchase price of $640,000. The note is due and payable in full on November 30,2006. Other than the $160,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by the Company to Dutchess or $66,667 per month.

   In connection with the note, the Company paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of common stock as incentive shares with a fair value of $153,000. The $40,000 fee, $160,000 inherent discount and $153,000 incentive shares in the note are being amortized to interest expense over the term of the note.

   On January 6, 2006, the Company issued to Dutchess a promissory note in the amount of $1,250,000 for a purchase price of $1,000,000. The note is due and payable in full on June 30, 2007. Other than the $250,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by the Company to Dutchess or $69,445 per month.

   In connection with the note, the Company paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000. The $65,000 fee, $250,000 inherent discount and $224,000 incentive shares in the note are being amortized to interest expense over the term of the note.

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

   Both the $500,000 Term Note and the $2,500,000 covertible Minimum Borrowing Note (together the "Notes") provide for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $1.02 per share (the "Fixed Conversion Price"). In the event that the Company issues common stock or derivatives convertible into our common stock for a price less than $1.02 per share, then the price at which Laurus may convert its shares is reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus is obligated to convert scheduled

                                                                             F9
   principal and interest payments under the Term Note when (i) a registration statement has become effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of the Company's common stock is 115% of the Fixed Conversion Price, and (iii) certain trading volume criteria have been met. Using the Black-Scholes option pricing model, the Company determined the fair value of the conversion feature related to the Notes to be $2,365,000 if the full $5,500,000 available under the note is advanced. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $1.03, exercise price of $1.02, weighted average term of three (3) years, volatility (annual) of 59%, dividends rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.43 per share. As a result of the beneficial conversion feature, a discount on debt issued of $2,900,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

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

   The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of eight percent, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of the Company's common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes begin August 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $15,625, are payable on the first day of each month commencing December 1, 2005. The final principal amortization payment on the Term Note is due December 1, 2005. Under the Term Note, if monthly payments of interest and principal are made in cash rather than converted to shares of common stock, the Company will pay Laurus 100% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 30% of the principal being repaid. The Revolving Note terminates, and borrowings thereunder become due July 14, 2008.

   The Notes also require the Company to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes.

   In November 2005, Laurus advanced the Company an additional $200,000. The Company has borrowed a total of $500,000 under the Term Note and $3,100,000 under the Revolving Note.

   At January 31, 2006, $1,900,000 remains available for borrowing under the Revolving Note.

   On January 13, 2006, the Company agreed to revise the financing facility with Laurus. The revised facility consists of (i) a $500,000 Secured Convertible Note (ii) a Secured Convertible Minimum Borrowing Note, and
   (iii) a Secured Revolving Note (collectively, the "Amended and Restated Notes"). The Amended and Restated Notes are secured by a security interest in substantially all of the Company assets.

   Pursuant to the Agreement, the Company and Laurus agreed to amend the conversion price to $0.50. In addition, the Company and Laurus agreed to amend the exercise price of the warrants to $0.65.

                                                                            F10

   The modification of the convertible notes and attached warrants, as described in the revised facility, has been accounted for as a debt extinguishment and the issuance of a new debt instrument in accordance with EITF 96-19, "Debtor's Accounting for a Modification of Debt Instruments". Accordingly, in connection with extinguishment of the original debt, the Company recognized a $628,741 loss.

   The Amended and Restated Notes were assigned fair value at January 13, 2006, as follows:

   Principal                                                  $3,600,000
   Less:
   Stock warrants issued in connection with revised
     facility                                                (   618,166)
   Value of beneficial conversion features                   ( 1,036,392)
                                                              -----------
   Fair value of modified convertible notes                   $1,945,442
                                                              ===========

   The assumptions used in the fair value calculation of the stock warrants and beneficial conversion features at January 13, 2004 using the Black-Scholes option pricing model were as follows:

                                                 Beneficial
                                                 Conversion
                                 Warrants          Feature
   Stock price                     $0.47           $0.47
   Exercise price                  $0.65           $0.50
   Term                         6.5 years         2.5 years
   Volatility (annual basis)        140%            140%


11.Equity Line of Credit

   In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $5 million from Dutchess in common stock purchases over the next three years at the option of the Company. During the six months ended
   January 31, 2006, the Company sold 985,253 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $503,931. Pursuant to the terms of a promissory note with Dutchess Private Equities Fund, II, LP, the
   Company is obligated to use a portion of the proceeds from the equity line to pay back promissory notes (see Note 10).


12.Net loss per shares

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

13.Subsequent Events

   On February 2, 2006 Aaron Shrira purchased 187,500 restricted shares and 187,500 Series "D" warrants for $60,000.

                                                                            F11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


INTRODUCTION

The following discussion and analysis compares our results of operations for the three months ended January 31, 2006 to the same period in 2005.
This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended July 31, 2005.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005.

Revenues

Revenues from sales for the six months ended January 31, 2006 were $13,107,196 and $1,492,166 for the six months ended January 31, 2005. The primary reason for the increase is the acquisition of Infinity Technologies in July 2005. Additionally, we hired additional experienced sales people which resulted in increased sales.

Cost of Sales

Our cost of sales was $11,589,056 for the six months ended January 31, 2006 compared to $1,231,002 for the six months ended January 31, 2004. The increase in cost of sales is primarily due to the increase in revenues mainly attributed to the acquisition of Infinity Technologies in July 2005.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses increased from $925,801 for the six months ended January 31, 2005 to $3,419,886 for the six months ended January 31, 2006. The increase in selling, general and administrative expenses can be mainly attributed to the increased sales effort and the acquisition of Infinity Technologies in July 2005.

Net loss

We had an increase in our net loss from $576,874 for the six months ended January 31, 2005 to $2,904,661 for the six months ended January 31, 2006. Among the significant items impacting the current quarter were increased Selling, General and Administrative expenses of $3,404,935, and a decrease in gross profit. We have been investing in marketing research, infrastructure and our website to position ourselves for expansion and growth.

Liquidity and Capital Resources

Current Assets totaled $7,046,532 as of January 31, 2006 a decrease of $168,044 over the amount of Current Assets of $7,214,576 for the period ended July 31, 2005. The decrease is primarily due to cash utilized for the Infinity Corporation, Inc. and Solutions in Computer acquisitions.


Current Liabilities totaled $6,655,446 as of January 31, 2006 an increase of $1,570,035 as compared with $5,085,411 for the period ended July 31, 2005.

For the six months ended January 31, 2006 the cash required for operations was $1,831,383 as compared to $314,456 for the six months ended
January 31, 2005. The increase in the cash requirement is due to the increase in accounts receivable due to the growth in sales related to the operations.

For the six months ended January 31, 2006, we invested in additions to property and equipment of $277,794 as compared to $122,412 for the six months ended January 31, 2005. The acquisitions are related to equipment to improve the efficiency of the divisions and accommodate the growth in the sales force.

For the six months ended January 31, 2006, we had cash provided by financing activities of $1,867,701 as compared to cash provided by financing activities of $632,061 for the six months ended January 31, 2005. The primary source of financing has been common shares issued as part of an Investment Agreement for an equity line of credit.

On February 27, 2004, we signed an Investment Agreement for the issuance of common shares pursuant to an equity line of credit agreement for a total amount of $5 million. The quantity of shares to be issued were limited by the volume of shares traded and the price determined at 94% of the average of the three lowest closing best bids during the pricing period.

FINANCING ACTIVITIES

During the quarter ended January 31, 2006, the Company issued a total of 3,921,253 shares of common stock.

The Company issued 1,445,253 shares to Dutchess Private Equities Fund,LP valued at $880,831. The Company issued 1,110,000 shares relating to the purchase with Island Corporation and to their employees valued at $732,600. The Company issued 800,000 shares for the purchase of Solutions in Computing Inc. valued at $320,000.

The Company received cash considerations of $100,000 as a result of issuing Vance Pierre 312,500 restricted shares and 312,500 Series "D" warrants. The Company issued 253,500 shares for numerous individuals for services rendered totaling $119,325.


SUBSIDIARY

As of January 31, 2006, our wholly-owned subsidiaries include International Mount Company Ltd. (Compuquest is a division of International Mount), 1637033 Ontario Limited, Helios/Oceania Ltd, Infinity Technologies Inc., 2film Corporation and Island Corporation.

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

On December 1, 2005, we issued 180,000 common shares as an inducement for an investment by Dutchess Private Equities Fund, L.P. The shares were valued at a total of $153,000.

On December 15, 2005, we issued 30,000 common shares to Shazamstocks Inc. for investor relations services. The shares were valued at a total of $27,000.

On January 5, 2006, we issued 280,000 common shares to Dutchess Private Equities in connection with promissory note our company entered into with Dutchess. The shares were valued at a total of $224,000.

Etorre Naccarato, as co-owner of Island Corporation, received 25,000 restricted shares on October 24, 2005, and 475,000 restricted shares on January 9, 2006. These shares were issued as part of our acquisition of Island Corporation, and Mr. Naccarato is now an employee of our company. The shares were valued at a total of $334,750.

Norm Drolet, as co-owner of Island Corporation, received 25,000 restricted shares on October 24, 2005, and 475,000 restricted shares on January 9, 2006. These shares were issued as part of our acquisition of Island Corporation, and Mr. Drolet is now an employee of our company. The shares were valued at a total of $334,750.

Roche Belisle, a former employee of Island Corporation, received 7,500 restricted shares on January 9, 2006 as part of our acquisition of Island Corporation. Mr. Belisle is now an employee of our company. The shares were valued at a total of $4,950

Brian McGillis, a former employee of Island Corporation, received 10,000 restricted shares on January 9, 2006 as part of our acquisition of Island Corporation. Mr. McGillis is now an employee of our company. The shares were valued at a total of $6,600

Carlos Ventura, an employee, received 100,000 restricted shares on January 9, 2006 as a bonus for introducing us to Island Corporation. The shares were valued at a total of $66,000

Robin Ricalis, a former employee of Island Corporation, received 37,500 restricted shares on January 9, 2006 as part of our acquisition of Island Corporation. Ms. Ricalis is now an employee of our company. The shares were valued at a total of $24,750

Zhou Wei, a former employee of Island Corporation, received 5,000 restricted shares on January 9, 2006 as part of our acquisition of Island Corporation. Mr. Wei is now and employee of our company. The shares were valued at a total of $3,300

On January 27, 2006, we issued 200,000 common shares to Shazamstocks Inc. for investor relations services. The shares were valued at a total of $70,000

On January 31, 2006, we issued to Vance Pierre 312,500 shares of our common stock and 312,500 Series "D" warrants for $100,000.

Solutions In computing Inc., received 700,000 common shares on January 31, 2006 as part of our acquisition of Solutions In Computing Inc. The shares were valued at a total of $280,000.

John Annis an employee, received 100,000 common shares on January 31, 2006 as a bonus for introducing us to Solutions in Computing, Inc. The shares were valued at a total of $40,000

The Series "D" warrants have an exercise price of $0.40 and expire January 31, 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On Monday, January 31, 2006 at 10:00 a.m., we held our annual meeting during which Stuart Turk, Ralph Magid and Randal A. Kalpin were elected to the Board of Directors. The following matters were voted upon in the manner indicated:


VOTES                             FOR         AGAINST         ABSTENTION
------------------------------------------------------------------------
1. To elect three Directors
to the Board of Directors
with terms expiring at
the 2007 Annual Meeting
of Stockholders and until
their successors are duly
elected and qualified:
        Stuart Turk         28,843,391              0             26,586
        Ralph Magid         28,845,991              0             23,986
        Randal A. Kalpin    28,845,925              0             24,052


2. To amend our Restated    28,863,312          6,348                317
Certificate of
Incorporation as amended, to
change our name to On The Go
Technologies, Inc.

3. To amend the Restated    28,667,681        191,214             11,082
Certificate of
Incorporation to
authorize us to effect
a reverse stock split
of our common stock in
the range of 2:1 to 10:1,
as determined in the sole
discretion of our Board of
Directors.

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


4.19 Promissory Note between the Company and Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund, II, L.P., dated
        January 6, 2006 (included as Exhibit 4.1 to the Form 8-K filed January 12, 2006, and incorporated herein by reference).

4.20 Promissory Note between the Company and Norman Drolet and Ettore Naccarato dated January 10, 2006 (included as Exhibit 4.1 to the Form 8-K filed January 12, 2006, and incorporated herein by reference).

4.21 Amended and Restated Secured Convertible Term Note between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
        Exhibit 4.1 to the Form 8-K filed January 30 2006, and incorporated herein by reference).

4.22 Amended and Restated Secured Revolving Note between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as Exhibit
        4.2 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.23 Amended and Restated Secured Convertible Minimum Borrowing Note between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as Exhibit 4.3 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.24 Amended and Restated Security Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
        Exhibit 4.4 to the Form 8-K filed January 30, 2006 and incorporated herein by reference).

4.25 Amended and Restated Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as Exhibit 4.5 to the Form 8-K filed January 30, 2006 and incorporated herein by reference).

4.26 Amended and Restated Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
        Exhibit 4.6 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.27 Promissory Note between the Company and Val Silva, dated February 2, 2006 (included as Exhibit 4.1 to the Form 8-K filed February 6, 2006 and Incorporated herein by reference).

4.28    Form of Series "D" Common Stock Purchase Warrant (included as Exhibit
        4.22 to the Form SB-2 filed February 21, 2006 and Incorporated herein by reference).

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

10.13 Secured Promissory Note between the Company and Vital Products, Inc., dated February 23, 2006 (included as Exhibit 10.1 to the Form 8-K filed February 27, 2006, and incorporated herein by reference).

10.14 Secured Promissory Note between the Company and Vital Products, Inc., dated February 23, 2006 (included as Exhibit 10.2 to the Form 8-K filed February 27, 2006, and incorporated herein by reference).

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

On January 12, 2006, we filed a Form 8-K regarding Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. We entered into a Promissory Note with Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund, II, L.P.

On January 12, 2006, we filed a Form 8-K we entered into an agreement to purchase all of the issued and outstanding shares of Island Corporation stock in exchange for $2,311,536 (Canadian dollars). The purchase price was paid in a combination of 1,060,000 shares of our restricted stock, $1,100,000 in cash and a promissory note for $400,000. The promissory note pays no interest and will be paid as follows: $100,000 on or before January 20, 2006 and the remaining $300,000 paid in twelve equal payments starting on March 31, 2006 and continuing monthly until paid in full.

On January 30, 2006, we filed a Form 8-K regarding our convertible financing facility with Laurus Master Fund, Ltd. On January 24, 2006, we agreed to revise the financing facility with Laurus. The revised facility consists of
(i) a $500,000 Secured Convertible Note, (ii) a Secured Convertible Minimum Borrowing Note, and (iii) and a Secured Revolving Note (collectively, the "Notes"). The Notes are secured by a security interest in substantially all of our assets. The facility terminates on July 14, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ON THE GO HEALTHCARE, INC.



Dated: March 15, 2006                        By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: March 15, 2006                        By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Accounting Officer