Form 10QSB
period 2006-04-30
ON THE GO HEALTHCARE INC
filed 2006-06-13
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2006

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

As of June 6, 2006 the Issuer had 20,216,594 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE FISCAL QUARTER ENDED APRIL 30, 2006

TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of April 30, 2006 (Unaudited)........F1

         Consolidated Statements of Operations and Comprehensive
         (loss) Income for the Three and Nine Months Ended April 30, 2006
         and 2005 (Unaudited)...............................................F2

         Consolidated Statements of Cash Flows for the Nine Months
         Ended April 30, 2006 and 2005 (Unaudited)..........................F3

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

Item 3 - Defaults Upon Senior Securities.....................................9

Item 4 - Submission of Matters to a Vote of Security Holders.................9

Item 5 - Other Information ..................................................9

Item 6 - Exhibits and Reports on Form 8-K....................................9

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         On the Go Healthcare, Inc.

                      Consolidated Financial Statements

             Three Months Ended April 30, 2006 and 2005 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of April 30, 2006 (Unaudited).........F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Nine Months Ended April 30, 2006
          and 2005 (Unaudited)..............................................F2

        Consolidated Statements of Cash Flows for the Nine Months Ended
          April 30, 2006 and 2005 (Unaudited)...............................F3




        Notes to Consolidated Financial Statements....................F4 - F11

                         On the Go Healthcare, Inc.

                         Consolidated Balance Sheet

              April 30, 2006 (Unaudited) and July 31, 2005


                                                       ----------   ---------
                                                        April 30,    July 31,
                                                           2006         2005
                                                        ----------   ---------

ASSETS
    Current
        Cash                                         $ 1,391,350   $ 1,704,663
        Accounts receivable                            6,109,741     3,764,747
        Inventory                                        443,362       508,025
        Income tax receivable                                  0        29,703
        Prepaid expenses                                 296,946       141,916
        Due from Vital Products Inc.                   1,229,193     1,065,522
                                                     -----------   -----------
                                                       9,470,592     7,214,576
                                                     -----------   -----------
    Other
        Deferred tax asset                               466,988       427,945
        Investment in Vital Products Inc.                250,000       250,000
        Property and equipment, net of accumulated
          depreciation                                   673,234       405,896
        Goodwill                                       4,899,890     2,326,807
                                                     -----------   -----------
                                                       6,290,112     3,410,648
                                                     -----------   -----------
                                                     $15,760,704   $10,625,224
                                                     ===========   ===========

LIABILITIES
    Current
        Note payable                                 $   325,859   $   409,836
        Accounts payable and accrued liabilities       5,016,039     4,088,075
        Current portion of long-term debt              1,049,531       587,500
                                                     -----------   -----------
                                                       6,391,429     5,085,411

    Long-term debt, net of unamortized debt
        discounts of $2,081,467                        3,083,225       374,369
                                                     -----------   -----------
                                                       9,474,654     5,459,780
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
    Common stock $0.0001 par value; 100,000,000
      shares authorized; issued 13,856,512;
      (July 31, 2005 - 3,594,403)
      preferred stock; $0.01 par value; 1,000,000
      shares authorized; issued 279,134 (July 31,
      2005 - 279,134)
        Issued and outstanding - common                    4,298         3,272
        Issued and outstanding - preferred                 2,791         2,791
        Additional paid-in capital                    12,736,426     8,408,896
          Prepaid consulting fees paid with warrants    (684,402)            -
        Accumulated other comprehensive income (loss)    483,218        22,814
        Accumulated deficit                           (6,256,281)   (3,272,329)
                                                     -----------   -----------
                                                       6,286,050     5,165,444
                                                     -----------   -----------
                                                     $15,760,704   $10,625,224
                                                     ===========   ===========




The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        On the Go Healthcare, Inc.

                Consolidated Statements of Operations and

                 Comprehensive (Loss) Income (Unaudited)


                              Three Months Ended         Nine Months Ended
                                   April 30,                  April 30,
                              ------------------        ----------------------
                                 2006       2005            2006        2005
                              ------------------        ----------------------


Sales                       8,879,319    1,310,375     22,086,515   2,802,541
                           -----------  ----------     ----------   ---------

Cost of sales               6,763,737    1,000,099     18,352,793   2,231,101
                           -----------  ----------     ----------   ---------

Gross profit                2,115,582      310,276      3,733,722     571,440

Selling, general and
  administrative expenses   1,794,269      723,541      5,129,152   1,549,343
                           -----------  ----------     ----------   ---------

Operating income (loss)       321,313     (413,265)    (1,395,430)   (977,903)

  Debt discounts cost         339,897            0        465,092           0
  Financing costs              15,056       10,395        378,985      17,653
  Income taxes                      0            0              0           0
  Loss on Extinguishment
    of Debt                     4,738            0        633,479           0
  Amortization                 40,913            0        110,966           0
  Discontinued operations           0      (44,633)             0     (39,655)
                           -----------  ----------     ----------   ---------
Net (loss)                  $ (79,291)   $(379,027)   $(2,983,952)  $(955,901)
                           ===========  ==========     ==========   =========

Net (loss) per
    common share           $    (0.01)   $    (.20)     $   (0.47)  $    (.68)
                           ===========  ==========     ==========   ==========

Weighted average number of
common shares outstanding  10,826,674    1,873,565      6,423,908   1,412,724
                           ===========  ==========     ==========  ===========



The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F2

                         On the Go Healthcare, Inc.
              Consolidated Statements of Cash Flows (Unaudited)

                                                              Nine Months Ended
                                                                   April 30,
                                                         ----------------------
                                                                2006      2005
                                                         ----------------------
Operating activities
        Net loss                                         $(2,983,952)$(955,901)
                                                         ----------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Depreciation                                     110,196   111,538
            Interest Earned - Due from Vital Products Inc   (163,671)        0
            Loss on Extinguishment of Debt                   633,479         0
            Shares issued in consideration of services
              rendered                                       589,199   473,100
            Stock options issued in consideration of
              services rendered                              382,141         0
            Financing costs                                  631,484    17,653
            (Increase) decrease in:
               Income Tax receivable                          29,703         0
               Accounts receivable                        (2,344,994) (243,083)
               Inventory                                      64,663     7,945
               Prepaid expenses                             (718,459) (182,379)
            Increase (decrease) in:
               Accounts payable and accrued liabilities      927,964    10,555
                                                         ----------------------
        Total adjustments                                    141,705   195,329
                                                         ----------------------
        Net cash used by operating activities             (2,842,247) (760,572)
                                                         ----------------------
Investing activities
        Acquisition of property and equipment               (377,534) (136,686)
        Acquisition of intangible assets                           0  (348,088)
        Deferred tax asset                                   (39,043)        0
        Goodwill                                          (1,477,983)        0
                                                         ----------------------
        Net cash used by investing activities             (1,894,560) (484,774)
                                                         ----------------------
Financing activities
        Proceeds on sale of capital stock net of expenses    994,233   896,338
        Payment on Long Term Debt                           (572,166)        0
        Payment on loan payable                              (83,977)        0
        Payment on note payable to related parties                 0   (83,519)
        Proceeds from note payable                                 0   450,000
        Proceeds from Long Term Debt                       3,625,000         0
                                                         ----------------------
        Net cash provided by financing activities          3,963,090 1,262,819
                                                         ----------------------
Effect of exchange rate changes                              460,404   (32,206)
                                                         ----------------------
Net increase in cash                                        (313,313)  (14,733)

Cash at beginning of period                                1,704,663   184,343
                                                         ----------------------

Cash at end of period                                     $1,391,350  $169,610
                                                         ======================
Non-cash items
  Issue of capital stock                                  $2,904,204  $      0
  Note payable                                               544,061   100,000
  Issue of long-term debt                                    382,855         0
  Prepaid expenses                                           326,033    90,000

The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F3

                         On the Go Healthcare, Inc.

                 Notes to Consolidated Financial Statements

           Three Months Ended April 30, 2006 and 2005 (Unaudited)

1. Financial Statements

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2006 results of operations for the three and nine months ended April 30, 2006 and 2005, and cash flows for the nine months ended April 30, 2006 and 2005. Results for the three month period are not necessarily indicative of fiscal year results.

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

   The Company operates as a computer hardware distributor and it's corporate headquarters are located in Concord, Ontario, Canada.

   On May 18, 2004, the Company signed an agreement to acquire substantially all of the assets and assume the liabilities of Vital Baby Innovations Inc. The acquisition closed in June 2004.

   On February 28, 2005, the Company acquired 1637033 Ontario Limited and its wholly-owned subsidiary, Helios/Oceana Ltd., an Ontario-based company, that provides IT professional services. The Company paid for this acquisition by acting on a security agreement on a note receivable. On July 19, 2005, the Company acquired Infinity Technologies Inc., a computer hardware provider.

                                                                             F4

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

3. Management's Plans

   The Company's cash flow requirements are supported by a financing agreement for an equity line of credit, a $5.0 million revolving line of credit with Laurus and two notes with Dutchess.

   Management believes that despite the recent losses and limited working capital, it has developed a business plan that if successfully implemented, can substantially improve its operational results and financial condition.

4. Liquidity

   During the nine month ended April 30, 2006 and 2005, the Company incurred losses of $2,983,952 and $955,901, respectively and cash used in operations was $2,842,247 and $760,572, respectively. The Company financed its operations using cash generated from operations, sales of their common stock, the exercise of share purchase warrants, vendor credit and debt financing.

   Cash required for operations has increased significantly during the nine months ended April 30, 2006. Further, the acquisition of Infinity Technologies Inc. and Helios/Oceana Ltd. resulted in the use of cash and the assumption of additional liabilities.

   Management believes that the net proceeds from the debt facility with Laurus together with cash generated from operations will be sufficient to meet their cash requirements for the fiscal year ending July 31, 2007.

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

                                                                             F5

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

                                                                             F6

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

7. Property and Equipment

   Property and equipment consist of the following:

                                       April 30,      July 31,
                                         2006          2005
                                       --------       --------
        Machinery and equipment        $189,280       $129,439
        Office equipment                 20,195         18,507
        Computer software                63,934         52,645
        Computer hardware               425,408        205,144
        Leasehold improvements          322,059        168,020
                                       --------       --------
                                      1,020,876        573,755
        Less accumulated depreciation  (347,642)      (167,859)
                                       --------       --------
                                       $673,234       $405,896
                                       ========       ========
8. Capital Stock

   During the quarter ended April 30, 2006, the Company issued a total of 5,944,857 shares of common stock.

   During the quarter ended April 30, 2006, the Company issued 3,907,357 shares under the equity line of credit to Dutchess Private Equities Fund, LP valued at $975,000.

   The Company received cash considerations of $60,000 as a result of issuing Mr. Aron Shrira, an individual, 187,500 restricted shares and 187,500 Series "D" warrants. The Company issued 1,850,000 shares to several consultants for services rendered totaling $370,000.

9. Stock Options and Warrants

   The Company has adopted a stock option plan accounted for under Statement of Financial Accounting Standards (SFAS) No. 123R and related interpretations.

   Included in selling, general and administrative expenses, is $56,000 (2005 - $Nil) of consulting fees relating to these options.

   The following table summarizes information about options at April 30, 2006:

                                     Number                      Remaining
             Exercise Price        Outstanding                Contractual Life

                   $1.50             16,667                     2.75 years
                   $0.20          2,350,000                     1.25 years

   During the period, Nil (2005 - Nil) options expired and Nil (2005 - Nil) options were exercised.

   The total warrants outstanding at April 30, 2006 were 2,738,000. The details are as follows:

               Outstanding          Share Price                 Expiry Date

                 1,420,000             $0.65                    July 2012
                   818,000             $1.00                    October 2006
                   312,500             $0.40                    January 2008
                   187,500             $0.40                    January 2008
                 ---------
                 2,738,000
                                                                            F8

10. Long-Term Debt

   On November 30, 2005, the Company issued to Dutchess Private Equities Fund, LP ("Dutchess") a promissory note in the amount of $800,000 for a purchase price of $640,000. The note is due and payable in full on November 30, 2006. Other than the $160,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by the Company to Dutchess or $66,667 per month.

   In connection with the note, the Company paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of common stock as incentive shares with a fair value of $153,000. The $40,000 fee, $160,000 inherent discount and $153,000 incentive shares in the note are being amortized to debt discount cost over the term of the note.

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

   In connection with the note, the Company paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000. The $65,000 fee, $250,000 inherent discount and $224,000 incentive shares in the note are being amortized to debt discount cost over the term of the note.

   The Company accounts for convertible debt securities by the method specified by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations. SFAS No. 133 requires that a conversion option should be accounted for separately as a derivative if the conversion option meets certain criteria.

   On July 14, 2005, the Company executed a convertible debt facility with Laurus Master Fund, Ltd. ("Laurus") granting access to borrow up to $5,500,000. This financing consisted of a $500,000 secured term loan
   (the "Term Note") and a $5,000,000 secured revolving note (the "Revolving Note"). The Revolving Note was effectuated through a $2,500,000 convertible minimum borrowing note and provided for advances of up to 90% of eligible accounts receivable. To the extent the Company repaid the amount outstanding under the Revolving Note and/or Laurus converted amounts due under the Revolving Note into Common Stock, the Company could reborrow or make additional borrowings, provided that the aggregate amount outstanding did not exceed the eligible accounts receivable.

   Both the $500,000 Term Note and the $2,500,000 Convertible Minimum Borrowing Note (together the "Notes") provided for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $1.02 per share (the "Fixed Conversion Price"). In the event that the Company issued common stock or derivatives convertible into our common stock for a price less than $1.02 per share, then the price at which Laurus may convert its shares was reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus was obligated to convert scheduled

                                                                             F9
   principal and interest payments under the Term Note when (i) a registration statement became effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of the Company's common stock was 115% of the Fixed Conversion Price, and (iii) certain trading volume criteria had been met. Using the Black-Scholes option pricing model, the Company determined the fair value of the conversion feature related to the Notes was $2,365,000 if the full $5,500,000 available under the note was advanced. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $1.03, exercise price of $1.02, weighted average term of three (3) years, volatility (annual) of 59%, dividends rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.43 per share. As a result of the beneficial conversion feature, a discount on debt issued of $2,900,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

   As part of the transaction, the Company also issued Laurus a seven-year warrant to purchase 1,420,000 shares of its common stock at a price of $1.11 per share. The fair market value of the warrants issued was determined to be $869,000 using the Black-Scholes option pricing model.
   The assumptions used in the fair value calculation of the warrants were as follows: stock price of $1.03, exercise price of $1.11, weighted average term of seven (7) years, volatility of 59%, dividend rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.61 per share. The Company will amortize this relative fair value of the stock and warrants to interest expense over the three (3) year life of the debt agreement, using the interest method. The loan costs, conversion feature and warrants issued in connection with the Notes, result in an effective interest rate on the debt of approximately 90%.

   The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of eight percent, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of the Company's common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes began August 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $15,625, are payable on the first day of each month commencing December 1, 2005. The final principal amortization payment on the Term Note is due December 1, 2005. Under the Term Note, if monthly payments of interest and principal are made in cash rather than converted to shares of common stock, the Company will pay Laurus 100% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 30% of the principal being repaid. The Revolving Note terminates, and borrowings thereunder become due July 14, 2008.

   The Notes also require the Company to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes.

   In November 2005, Laurus advanced the Company an additional $200,000. As of April 30, the Company has borrowed a total of $500,000 under the Term Note and $4,417,834 under the Revolving Note.

   At April 30, 2006, $582,166 remains available for borrowing under the Revolving Note.

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

                                                                            F10

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

11. Equity Line of Credit

   In February 2004, the Company executed an agreement for an equity line of credit with Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the agreement, the Company may elect to receive as much as $5 million from Dutchess in common stock purchases over the next three years at the option of the Company. During the nine months ended
   April 30, 2006, the Company sold 4,892,610 shares of its common stock pursuant to the equity line of credit and received total proceeds, net of issuance costs, of $1,478,931. Pursuant to the terms of a promissory note with Dutchess Private Equities Fund, II, LP, the
   Company is obligated to use a portion of the proceeds from the equity line to pay back promissory notes (see Note 10).

12. Net loss per shares

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

13. Subsequent Events

   On May 16, 2006, the Company amended the Term Note with Laurus so that the conversion price of $0.50 would be reduced to $0.14 for $85,000 of the principle and associated interest and fees. The rest of the principle of the Term Note and the interest associated with the principle will continue to be convertible at $0.50.

   On June 5, 2006, the Company reduced the fixed conversion price of the Amended and Restated Secured Convertible Term Note dated July 14, 2005 with Laurus from $0.50 to $0.14.
                                                                            F11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis compares our results of operations for the nine months ended April 30, 2006 to the same period in 2005.
This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended July 31, 2005.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2006 AND
APRIL 30, 2005.

Revenues

Revenues from sales were $22,086,515 for the nine months ended April 30, 2006 and $2,802,541 for the nine months ended April 30, 2005. The primary reason for the increase is the acquisition of Infinity Technologies in July 2005, Island Corporation in January 2006 and Solutions In Computing in January 2006. Additionally, the ability to cross sell amongst the different divisions of our company have created new opportunities for our sales force.

Cost of Sales

Our cost of sales was $18,352,793 for the nine months ended April 30, 2006 compared to $2,231,101 for the nine months ended April 30, 2004. The increase in cost of sales is primarily due to the increase in revenues mainly attributed to the acquisition of Infinity Technologies in July 2005, Island Corporation in January 2006, and Solutions In Computing in January 2006.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses increased from $1,549,343 for the nine months ended April 30, 2005 to $5,129,152 for the nine months ended April 30, 2006. The increase in selling, general and administrative expenses can be mainly attributed to addition of new personnel and the acquisition of Infinity Technologies in July 2005, Island Corporation in January 2006, and Solutions In Computing in January 2006.

Net loss

We had an increase in our net loss from $955,901 for the nine months ended April 30, 2005 to $2,983,952 for the nine months ended April 30, 2006. Among the significant items impacting the current quarter were increased Selling, General and Administrative expenses due to the increased sales force. We have been investing in marketing research, infrastructure and our website to position ourselves for expansion and growth.

For the three month period ended April 30, 2006, a net loss of $79,291 was recorded as compared with a net loss of $379,027 for the three month period ended April 30, 2005. This increase is the result of strong sales growth and the realization of the benefit of integrating the new divisions within the Company.

Liquidity and Capital Resources

Current Assets totaled $9,470,592 as of April 30, 2006 an increase of $2,256,016 over the amount of Current Assets of $7,214,576 for the period ended July 31, 2005. The increase is primarily due to the increase in Accounts Receivable associated with increased sales for the Quarter ended
April 30, 2006.

Current Liabilities totaled $6,391,429 as of April 30, 2006 an increase of $1,306,018 as compared with $5,085,411 for the period ended July 31, 2005.

For the nine months ended April 30, 2006 the cash required for operations was $2,842,247 as compared to $760,572 for the nine months ended April 30, 2005. The increase in the cash requirement is due to the increase in accounts receivable due to the growth in sales related to the operations.

For the nine months ended April 30, 2006, we invested in additions to property and equipment of $377,534 as compared to $136,686 for the nine months ended April 30, 2005. The acquisitions are related to equipment to improve the efficiency of the divisions and accommodate the growth in the sales force.

For the nine months ended April 30, 2006, we had cash provided by financing activities of $3,963,090 as compared to cash provided by financing activities of $1,262,819 for the nine months ended April 30, 2005. The primary source of financing has been common shares issued as part of an Investment Agreement for an equity line of credit and our $5.0 million revolving line of credit.

On February 27, 2004, we signed an Investment Agreement for the issuance of common shares pursuant to an equity line of credit agreement for a total amount of $5 million. The quantity of shares to be issued were limited by the volume of shares traded and the price determined at 94% of the average of the three lowest closing best bids during the pricing period.

FINANCING ACTIVITIES

During the quarter ended April 30, 2006, we issued 3,907,357 shares to Dutchess Private Equities Fund, LP under the equity line of credit valued at $975,000. Of the shares issued, 1,992,709 went to principal pay down of the notes.

On February 16, 2006, we issued 187,500 restricted shares of common stock and 187,500 Series "D" warrants for cash consideration of $60,000 to Aron Shrira, an unaffiliated individual. The Series "D" warrants have an exercise price of $0.40 and expire January 31, 2008.

On May 12, 2006, we issued to Vance Pierre 350,000 shares of our common stock and 350,000 Series "E" warrants for $35,000. Series "E" warrants have an exercise price of $0.15 and expire January 31, 2008.

During the quarter ended April 30, 2006, we issued 1,850,000 shares of our common stock to several consultants for services rendered totaling $370,000.

SUBSIDIARY

As of April 30, 2006, our wholly-owned subsidiaries include International Mount Company Ltd. (Compuquest is a division of International Mount), 1637033 Ontario Limited, Helios/Oceania Ltd, Infinity Technologies Inc., 2film Corporation and Island Corporation.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 16, 2006, we issued 187,500 restricted shares of common stock and 187,500 Series "D" warrants for cash consideration of $60,000 to Aron Shrira, an unaffiliated individual. The Series "D" warrants have an exercise price of $0.40 and expire January 31, 2008.

On May 12, 2006, we issued to Vance Pierre 350,000 shares of our common stock and 350,000 Series "E" warrants for $35,000. Series "E" warrants have an exercise price of $0.15 and expire January 31, 2008.

During the quarter ended April 30, 2006, we issued 3,907,357 shares of our common stock to Dutchess Private Equities Fund, LP under our equity line agreement, valued at $975,000.

On May 16, 2006, we issued 700,000 common shares as consideration for prepaid consulting by Gary Bryant. The shares were valued at a total of $112,700.

On May 16, 2006, we issued 750,000 common shares as consideration for prepaid consulting by Brett Gold. The shares were valued at a total of $120,750.

On May 16, 2006, we issued 700,000 common shares as consideration for prepaid consulting by Alan Kau. The shares were valued at a total of $112,700.

On May 16, 2006, we issued 250,000 common shares as consideration for prepaid consulting by Peter Kolacz. The shares were valued at a total of $40,250.

On May 16, 2006, we issued 250,000 common shares as consideration for prepaid consulting by Luigi Ruffolo. The shares were valued at a total of $40,250.

On May 16, 2006, we issued 900,000 common shares as consideration for prepaid consulting by TGR Group. The shares were valued at a total of $144,900.

On May 16, 2006, we issued 500,000 common shares as consideration for prepaid consulting by Uptick Capital. The shares were valued at a total of $80,500.

On May 16, 2006, we issued 100,000 common shares as consideration for prepaid consulting by Tony Diveronica. The shares were valued at a total of $16,100.

On June 2, 2006, we issued 200,000 common shares as consideration for prepaid consulting by Hawk Associates Inc. The shares were valued at a total of $33,400.

On June 2, 2006, we issued 100,000 common shares as consideration for prepaid consulting by TGR Group. The shares were valued at a total of $16,100.

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

                                             ON THE GO HEALTHCARE, INC.



Dated: June 13, 2006                         By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: June 13, 2006                         By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer