Form 10KSB
period 2006-07-31
ON THE GO HEALTHCARE INC
filed 2006-10-30
CIK 1126302

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB

[X]  Annual Report pursuant to Section 13 or l5 (d) of the Securities Exchange
                              Act of 1934

                  for the year ended July 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year total $30,011,797.

The aggregate market value of the 740,179 shares of common stock held by non-affiliates of the issuer as of October 10, 2006 was $1,480,358 based upon the sale price of the common stock of $2.00 per share on October 25, 2006.

The issuer had 1,290,179 shares of common stock outstanding as of October 10, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           ON THE GO HEALTHCARE, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED JULY 31, 2006

                                TABLE OF CONTENTS
PART I                                                                     PAGE

Item 1     Description of Business............................................3
Item 2     Description of Property............................................7
Item 3     Legal Proceedings..................................................7
Item 4     Submission of Matters to a Vote of Security Holders................7

PART II

Item 5     Market for Common Equity and Related Stockholder Matters...........8
Item 6     Management's Discussion and Analysis or Plan of Operation.........11
           Risk Factors......................................................16
Item 7     Financial Statements........................................F1 - F18
Item 8     Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure............................................20
Item 8A    Controls and Procedures...........................................20
Item 8B    Other Information.................................................20

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act...............20
Item 10    Executive Compensation............................................21
Item 11    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.................................23
Item 12    Certain Relationships and Related Transactions....................24
Item 13    Exhibits..........................................................25
Item 14    Principal Accountant Fees and Services............................28

                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

We incorporated in the State of Delaware on July 21, 2000. We immediately acquired International Mount Company Limited, a private corporation owned and operated by Stuart Turk. International Mount shareholders received 16,000,000 shares of our common stock and a cash payment of $198 in exchange for all the issued and outstanding shares of International Mount's common stock pursuant to a Share Exchange Agreement.

In October 2003, we acquired the assets and liabilities of Compuquest, Inc. through our subsidiary International Mount. Compuquest was incorporated under the laws of Ontario, Canada in November 1989. Compuquest is an authorized dealer of computer hardware, software and peripherals for Acer America, AST Computer, Hewlett-Packard, Microsoft and Toshiba.

On June 1, 2004, we acquired the assets and liabilities of Vital Baby Innovations, Inc., a Canadian company headquartered in Toronto, Ontario, the exclusive distributor of the Heinz Baby Basics feeding accessories range and Sudocrem diaper rash cream in Canada.

On February 28, 2005, we advanced the sum of $200,000 as a secured loan to 1637033 Ontario Limited of the City of Vaughan in the Province of Ontario in Canada. The borrower was subsequently found to be in default of the terms of the loan and the shares of the borrower were surrendered by the shareholder to us in full and final settlement of the outstanding loan. The assets of the borrower included 100% of the outstanding stock of a private corporation known as Helios/Oceana Ltd. which was primarily in the business of providing system integration services related to computer hardware and software. The borrower was also in possession of a note secured by all of the assets of Helios/Oceana Ltd. We subsequently acquired all of the assets of Helios/Oceana Ltd. including the name and any trademarks under the terms of the security provided under the note held by 1637033 Ontario Limited. We accounted for this transaction as an acquisition of a business by allocating the $200,000 to the fair value of the net assets and goodwill of Helios/Oceana Ltd.

On July 5, 2005, we entered into an Asset Sale Agreement with Vital Products, Inc. We agreed to sell all of the equipment used in our Childcare Division including, but not limited to, molds and dies related to the Baby Bath, packaging molds and dies for the padded training seat, mixing tank and 2kw RF welder as well as sealing machine dies, custom equipment to produce the padded training seat, and formulations related to producing materials. In exchange for the Childcare Divisions assets, Vital Products agreed to issue 1,000,000 shares of common stock having an aggregate fair market value of $250,000 to a trust which will hold the shares for the benefit of the shareholders of On the Go Healthcare, Inc., and two term notes in the amounts of $750,000 and $255,000. The notes pay 20% simple annual interest.

On July 19, 2005, we entered into an agreement with Elaine Abate, John Abate, Gerhard Schmid, Frank Abate, 1066865 Ontario Inc, and
Infinity Technologies Inc. to purchase all of the issued and outstanding shares of Infinity Technologies, Inc. stock in exchange for $2,155,382. The purchase price was be paid in a combination of shares of restricted stock valued at $1,350,000, $395,549 in cash ($819,672 cash paid less $424,123 cash acquired), and a promissory note for $409,833. The promissory note pays no interest and was paid in three equal payments on January 15, 2006, February 15, 2006, and March 15, 2006.

On January 10, 2006, we entered into an agreement to purchase all of the issued and outstanding shares of Island Corporation stock in exchange for $2,065,100. The purchase price was paid in a combination of 1,060,000 shares of our restricted stock valued at $775,100, $860,000 in cash and a promissory note for $430,000. The promissory note pays no interest and will be paid in full by February 28, 2007.

On January 31, 2006 we entered into an agreement to purchase certain assets of Solutions In Computing, Inc. in exchange for $491,202. The purchase price was paid for with a combination of 800,000 shares of restricted stock valued at $320,000, $87,796 in cash and a promissory note for $83,406 with interest at the rate of 5% per annum as follows: monthly payments of principal and interest in the amount of $2,845 on the 1st day of each and every month with the first of such payments to be due and payable on March 1, 2006 and the last of such payments to be due and payable on August 1, 2008.

During May 2006, we amalgamated all our subsidiaries into On the Go Technologies, Inc. Accordingly, as of July 31, 2006, we conduct our operations directly and through our wholly-owned subsidiary On The Go Technologies, Inc.


OUR BUSINESS

We are a valued-added reseller of the following computer and computer-related products:

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


All of the products sold by us are manufactured by others.

SALES AND MARKETING

Our sales and marketing strategies have been created based on specific target markets. As of October 25, 2006, we have established a dedicated sales force composed of twenty-five full-time sales representatives. We have developed an extensive telemarketing program, consisting of telemarketing sales personnel located in Toronto, Ontario, to target financial, graphics, utility, and education sectors throughout North America. We are planning an expansion of our telemarketing program to enhance the sales and marketing efforts of our sales forces. We utilize a professionally-produced business card CD-Media presentation product to market our authorized products and services.

CUSTOMERS

We market our computer products principally to Fortune 500 and 100 corporations. In general, the dealers, wholesalers and retailers to whom we market our products also sell other similar products, some of which compete with our products.

We do not depend on one or even a few major customers. As of October 25, 2006 we estimate that we had 1,500 customers and that our revenue mix is approximately 90% from Fortune 500 and 100 corporations, and 10% from independent businesses.

DISTRIBUTION / DEALER NETWORK

We provide same-day and next-day services to all our customers. We have our truck deliver to our local customers and utilize same-day and next-day couriers such as FedEx, UPS and Purolator to meet our delivery commitments. We believe that our ability to continue to grow our revenue base depends in part upon our ability to provide our customers with efficient and reliable service.

As of October 25, 2006, we distributed our products through one primary point of distribution located in Concord, Ontario, Canada. We also drop ship many of our computer products direct from our suppliers' warehouse. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.

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

Unlike our competitors who rely on single direct from manufacturer supply channels, we partner with a wide range of distributor partners who can supply products from a large number of strategically placed warehouses throughout North America. We not only receive manufacturer-sponsored pricing assistance to establish and maintain a competitive pricing strategy, but we benefit from a better stocked supply channel than direct from manufacturer competitors. In partnering with a large and diverse distributor supply channel, we offer a wider range of products than our competitors who rely on direct relationships with the manufacturers they represent. While these direct relationships offer the benefit of more competitive pricing, they restrict the ability of our competitors to deliver products to their customers in an acceptable time frame. We operate on a smaller scale than many of our competitors allowing us greater flexibility to fulfill expedited same-day and next-day delivery requirements in a volatile market that demands fast service. We receive assistance from manufacturers and distributors alike to ensure our pricing remains competitive. But the personalized service to the customers, our sale to offer expedited delivery to our customers, and the assistance we receive from manufacturers and distributors to remain price competitive supports the assertion that we are positively differentiated from our competitors. We believe that these attributes combined with technological advances relating to our manufactured and proprietary products are favorable factors in competing with other manufacturers and value-added resellers such as:

        * EDS Systemhouse, Inc.;
        * GE Capital Corporation; and
        * Compugen.

We believe that our competitors share approximately 20% of the corporate-based computer resale market governing hardware, software, peripherals, and supplies, including cartridges. Additionally, we believe they share over 40% of the service and support contracts pertaining to computers and their related hardware and software. Their domination of the computer service and support contracts helps them gain penetration into the resale market, business they would not otherwise have earned.
We are unable to compete with the sales and support contract offerings of our competitors because our competitors have extensive office and personnel representation across Canada. We can compete by partnering with our manufacturing partners to provide service and support offerings across Canada, but not to take away market share from our competitors in this area.

TRADEMARKS

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

We regard our trademarks, copyrights, domain names, trade dress, trade secrets, and similar intellectual property as important to our success, and we rely on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain of proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.


EMPLOYEES

As of October 25, 2006, we had 62 full-time employees. Management believes our relations with our employees are good. None of the employees are covered by any collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We are headquartered in Concord, Ontario, Canada where we lease a 12,500 square foot facility in support of our marketing, manufacturing and distribution requirements. We have a month-to-month lease and pay $6,932 Canadian dollars per month in rent. We believe this facility is adequate for our needs for the next 2 years. We manufacture and ship our products directly from our head office.

ITEM 3. LEGAL PROCEEDINGS.

On June 23,2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate. We have responded with a counter claim for damages caused by Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiff's entire claim is frivolous. It is too early to determine the outcome of such allegations, however, we intend to vigorously defend against the plaintiff's claim.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On July 6, 2006, shareholders acted by written consent to vote on the following mattter:

VOTES                             FOR         AGAINST         ABSTENTION
------------------------------------------------------------------------

To amend the Restated       28,660,800
Certificate of
Incorporation to
authorize us to effect
a reverse stock split
of our common stock in
the range of 10:1 to 50:1,
as determined in the sole
discretion of our Board of
Directors.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has traded over the counter and has been quoted on the OTC Bulletin Board since February 5, 2003. The stock currently trades under the symbol "ONGO.OB" Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended July 31, 2006, as reported by the Bloomberg Financial Network, are as follows:

Year Ended                  High            Low
------------------         --------        -------
2004
July 31                    $217.50         $127.50
October 31                 $172.50          $55.00

2005
January 31                 $154.50          $40.00
April 30                   $110.00          $52.50
July 31                     $60.00          $36.00
October 31                  $75.00          $41.00

2006
January 31                  $57.00          $17.50
April 30                    $24.50          $10.00
July 31                     $11.50           $5.00

Prices are restated for a 30:1 reverse split on October 1, 2004 and a 50:1 reverse split on August 10, 2006.

Number of Stockholders

The number of record holders of our common stock as of October 25, 2006 was approximately 1,800, not including nominees of beneficial owners.

RECENT SALES OF UNREGISTERED SECURITIES

On July 29, 2005, we issued 1,250,000 common shares as consideration for Infinity Technologies Inc. in trust to Keyser Mason Ball, LLP. The shares were valued at a total of $1,250,000.

On August 11, 2005, we issued 200,000 common shares as consideration for Infinity Technologies, Inc. to key employees via a trust to Keyser Mason Ball, LLP. The shares were valued at a total of $214,000.

On August 11, 2005, we issued 50,000 common shares and 50,000 warrants as consideration for services rendered by Nadav Elituv. The shares were valued at a total of $53,500.

On July 14, 2005, we entered into a convertible financing facility with Laurus Master Fund, Ltd. for up to $5,500,000. The facility consists of
(i) a $500,000 Secured Convertible Note, (ii) a Secured Convertible Minimum Borrowing Note, and (iii) and a Secured Revolving Note (collectively, the "Notes"). The Notes are secured by a security interest in substantially all of our assets. The facility terminates on July 14, 2008. As of July 31, 2006, the outstanding balance of the term loan is $188,250. We intend to use the revolving note will continue to be used as our primary source of financing. As of July 31, 2006, the balance of the revolving note is $4,266,848.

Additionally, we issued to Laurus common stock purchase warrants to purchase up to 1,420,000 shares of our common stock at a price of $0.65 per share. The warrants expire on July 14, 2012.

The Secured Convertible Minimum Borrowing Note matures on July 14, 2008 and is convertible into our common stock, under certain conditions, at a price of $0.50, subject to adjustment. The Secured Note has an interest rate equal to the Wall Street Journal prime rate plus 2%. The interest rate will not be lower than 8% based on movements in the prime rate. Under the terms of the Secured Note, we must make monthly payments plus accrued and unpaid interest beginning August 1, 2005. Under certain conditions set forth in the Secured Note, Laurus will be required to convert into shares of common stock all or a portion of their monthly payment. In the event that all or a portion of the monthly payment is paid in cash, then we must pay
Laurus 100% of the cash amount.

Etorre Naccarato, as co-owner of Island Corporation, received 25,000 restricted shares on October 24, 2005, and 475,000 restricted shares on January 9, 2006. These shares were issued as part of our acquisition of Island Corporation, and Mr. Naccarato is now an employee of our company.

Pasadena Capital Partners received 23,500 restricted shares for investor relations services on November 11, 2005.

Dutchess Private Equities received 180,000 restricted shares on December 1, 2005 and 280,000 restricted shares on January 5, 2006 in connection with promissory notes our company entered into with Dutchess.

Shazamstocks, Inc. received 30,000 restricted shares on December 15, 2005 for investor relations services.

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

Shazamstocks, Inc. received 200,000 restricted shares on January 27, 2006 for investor relations services.

Vance Pierre purchased 312,500 restricted shares and 312,500 Series "D" warrants on January 31, 2006 for $100,000.

John Annis, an employee, received 100,000 restricted shares on January 31, 2006 as a bonus for introducing us to Solutions In Computing, Inc.

Aaron Shrira purchased 187,500 restricted shares and 187,500 Series "D" warrants on February 2, 2006 for $60,000.

Solutions In Computing Inc. received 700,000 restricted shares on
January 31, 2006 as part of our acquisition of Solutions In Computing, Inc.

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

On June 2, 2006, we issued 200,000 common shares as consideration for prepaid consulting by Hawk Associates, Inc. The shares were valued at a total of $33,400.

On June 2, 2006, we issued 100,000 common shares as consideration for prepaid consulting by TGR Group. The shares were valued at a total of $16,100.

Vance Pierre purchased 350,000 restricted shares and 350,000 Series "E" warrants on May 12, 2006 for $35,000.

Shazamstocks, Inc. received 5,000 Series A preferred shares on June 15, 2006 for investor relations services. The shares were valued at a total of $52,000.

Mr. Gryfe is an employee of our company and received 100,000 restricted common shares on June 15, 2006 for meeting his 2005 sales targets. The shares were valued at a total of $13,000.

On June 15, 2006 we issued 400,000 common shares as consideration for services rendered by John Pentony. The shares were valued at a total of $65,000.

On July 28, 2006, we issued 500,000 common shares as consideration for consulting by Tony Diveronica. The shares were valued at a total of $55,000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report that have been prepared in accordance with accounting principles generally accepted in the United States.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including general economic conditions, the markets for and market price of our products, our ability to obtain supplies at competitive prices, the strength and financial resources of our competitors, the results of financing efforts, our ability to find and retain skilled personnel, and other risks described in our annual report on Form 10-KSB and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We account for stock-based non-employee and employee compensation plans under the recognition and measurement principles of Financial Accounting Standards 123R.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2006 AND 2005.

Comparison of results of operations between the years ended July 31, 2006 and 2005 may not provide the best analysis of our operational results since we acquired Infinity Technologies in July 2005, Island Corporation in January 2006 and Solutions In Computing in January 2006 which constituted a significant part of our overall results of operations during the year ended July 31, 2006 which were not present in the results of operations in the previous year. Additionally, we have focused on our business model as a value-added distributor of computer and computer related products only since 2005. As a result, our prior earnings and year over year comparisons may not provide value for our future performance.

Revenues

Revenues from sales for the year ended July 31, 2006 were $30,011,797 and $5,570,778 for the year ended July 31, 2005. The primary reason for the increase in revenues is the acquisition of Infinity Technologies in July 2005, Island Corporation in January 2006 and Solutions In Computing in January 2006.Additionally, the ability to cross sell amongst the different divisions of our company have created new opportunities for our sales force.

Cost of Sales

Our cost of sales was $25,281,289 for the year ended July 31, 2006 compared to $4,560,594 for the year ended July 31, 2005. The increase in cost of sales is primarily due to the increase in revenues mainly attributed to the acquisition of Infinity Technologies in July 2005, Island Corporation in January 2006, and Solutions In Computing in January 2006. Overall, our percentage of cost of sales to revenues for the year ended July 31, 2006 was 16% which was consistent with the percentage of cost of sales to revenues for the year ended July 31, 2005 of 18%.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses increased to $9,185,147 for the year ended July 31, 2006 from $2,526,254 for the year ended July 31, 2005. The increase in selling, general and administrative expenses can be mainly attributed to addition of new personnel and the acquisition of Infinity Technologies in July 2005, Island Corporation in January 2006, and Solutions In Computing in January 2006.

Interest and Financing Expense

Interest and financing expense increased to $1,233,291 for the year ended July 31, 2006 from $162,055 for the year ended July 31, 2005. The increase was primarily the result of new convertible debentures which had deemed beneficial conversion features resulting not only in normal interest expense but also expense related to the deemed beneficial conversion feature. We believe such interest and financing expense will decrease significantly in the next twelve months since much of the deemed beneficial conversion feature related to the convertible debentures have been expensed during fiscal year ended July 31, 2006.

Loss on Extinguishment of Debt

Loss on extinguishment of debt totaling $633,479 for the year ended
July 31, 2006 related to two convertible debentures which we had restructured resulting in this loss. We believe this loss on extinguishment of debt should not occur again nor do we anticipate such recurrence in future years.

Net loss

We had an increase in our net loss to $6,342,635 for the year ended
July 31, 2006 from $1,033,028 for the year ended July 31, 2005. The increase in net loss was due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2006, we had current assets of $7,026,177 and current liabilities of $5,116,644, resulting in a working capital surplus of $1,909,533; and as of that date we had cash of $481,799. As of July 31, 2005, we had current assets of $7,214,576 and current liabilities of $5,085,411, resulting in a working capital surplus of $2,129,165; and as of that date we had cash of $1,704,663.

For the year ended July 31, 2006, cash required from operations was $2,798,558 as compared to $1,378,952 for the year ended July 31, 2005. The increase in the cash requirement is due to the increase in accounts receivable due to the growth in sales related to the operations.

For the year ended July 31, 2006, cash used in investing activities was $1,449,855 as compared to $1,083,621 for the year ended July 31, 2005. The increase in cash used in investing activities was primarily related to acquisition of Island Corporation and Solutions In Computing.

For the year ended July 31, 2006, cash provided by financing activities was $3,394,194 as compared to cash provided by financing activities of $3,995,927 for the year ended July 31, 2005.

In November 2005, we entered into debt agreement with Dutchess Private Equities Fund, LP for the issuance of a $800,000 promissory note for a purchase price of $640,000. The note is scheduled to be fully paid by November 2006. Effective July 31, 2006, the outstanding balance on this note was $333,332.

In January 2006, we entered into a debt agreement with Dutchess for the issuance of a $1,250,000 promissory note for a purchase price of $1,000,000. The note is scheduled to be fully paid by June 2007. Effective
July 31, 2006, the outstanding balance on this note was $833,335.


In July 2005, we entered into an equity line of credit agreement through a convertible debt facility with Laurus Master Fund, Ltd. granting access to borrow up to $5,500,000. The financing consisted of a $500,000 secured term loan and a $5,000,000 secured revolving note. In January 2006, we agreed to revise the convertible debt facility with Laurus, primarily changing the conversion price of the debt from $1.02 to $0.50. The secured term loan is scheduled to be fully paid by June 2008. As of July 31, 2006, the outstanding balance of the term loan was $188,250. We intend to use the revolving note as our primary source of financing. As of July 31, 2006, the balance of the revolving note was $4,266,848.

We believe our current cash position, cash flow from operations and existing equity line of credit will be sufficient to provide for our capital requirements in the next twelve months. We intend to grow our operations through organic growth and acquisitions of suitable businesses. We plan on financing acquisitions of suitable businesses through a combination of cash, equity and debt.

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity or debt instruments will be sufficient to meet our capital needs or that financing will be available on terms favorable to us.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of our stock in lieu of cash, which may also result in dilution to existing stockholders.

FINANCING ACTIVITES

On November 30, 2005, we issued to Dutchess Private Equities Fund, LP a promissory note in the amount of $800,000 for a purchase price of $640,000. The note is due and payable in full on November 30, 2006. Other than the $160,000 discount inherent in the purchase price, the note is non-interest bearing. We intend to repay the note using 50% of the proceeds of each put notice issued to Dutchess pursuant to our Equity Line of Credit with Dutchess or $66,667 per month.

In connection with the note, we paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of common stock as incentive shares with a fair value of $153,000.

On January 6, 2006, we issued to Dutchess a promissory note in the amount of $1,250,000 for a purchase price of $1,000,000. The note is due and payable in full on June 30, 2007. Other than the $250,000 discount inherent in the purchase price, the note is non-interest bearing. We intend to repay the note using 50% of the proceeds of each put notice issued to Dutchess pursuant to our Equity Line of Credit with Dutchess or $69,445 per month.

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000.

On July 14, 2005, we executed a convertible debt facility with Laurus Master Fund, Ltd. granting access to borrow up to $5,500,000. This financing consisted of a $500,000 secured term loan (the "Term Note") and a $5,000,000 secured revolving note (the "Revolving Note"). The Revolving Note was effectuated through a $2,500,000 convertible minimum borrowing note and provided for advances of up to 90% of eligible accounts receivable. To the extent we repaid the amount outstanding under the Revolving Note and/or Laurus converted amounts due under the Revolving Note into common stock, we could reborrow or make additional borrowings, provided that the aggregate amount outstanding did not exceed the eligible accounts receivable.

Both the $500,000 Term Note and the $2,500,000 Convertible Minimum Borrowing Note (together the "Notes") provided for conversion, at the option of Laurus, of the amounts outstanding into our common stock at a fixed conversion price of $1.02 per share (the "Fixed Conversion Price"). In the event that we issued common stock or derivatives convertible into our common stock for a price less than $1.02 per share, then the price at which Laurus could convert its shares was reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus was obligated to convert scheduled principal and interest payments under the Term Note when (i) a registration statement became effective with respect to the shares of common stock underlying the indebtedness, (ii) the 5 day average market price of our common stock was 115% of the Fixed Conversion Price, and (iii) certain trading volume criteria had been met.

As part of the transaction, we also issued Laurus a seven-year warrant to purchase 1,420,000 shares of our common stock at a price of $1.11 per share.

The Notes bear annual interest at the prime rate plus 2% subject to a floor of 8%, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of our common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes began August 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $15,625, are payable on the first day of each month commencing December 1, 2005. The final principal amortization payment on the Term Note is due December 1, 2005. Under the Term Note, if monthly payments of interest and principal are made in cash rather than converted to shares of common stock, we will pay Laurus 100% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 30% of the principal being repaid. The Revolving Note terminates, and borrowings thereunder become due July 14, 2008.

The Notes also required us to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes.

In November 2005, Laurus advanced us an additional $200,000.  As of
July 31, 2006, we had $188,250 outstanding of the total of $500,000 borrowed under the Term Note and $4,266,848 under the Revolving Note.

On January 13, 2006, we agreed to revise the financing facility with Laurus. The revised facility consists of (i) a $500,000 Secured Convertible Note (ii) a Secured Convertible Minimum Borrowing Note, and (iii) a Secured Revolving Note (collectively, the "Amended and Restated Notes"). The Amended and Restated Notes are secured by a security interest in substantially all of our assets.

Pursuant to the Agreement, we agreed with Laurus to amend the conversion price to $0.50, subject to adjustment. In addition, we agreed with Laurus to amend the exercise price of the warrants to $0.65, subject to adjustment.

At July 31, 2006, $733,152 remains available for borrowing under the Revolving Note with Laurus.

During the year ended July 31, 2005, we issued 538,488 common shares for a total consideration of $897,328 under the terms of our Equity Line of Credit agreement with Dutchess.

Also during the year ended July 31, 2005, 96,000 warrants were exercised and we issued 96,000 shares of common stock. We received total consideration of $96,000.


SUBSIDIARIES

As of October 25, 2006, our wholly-owned subsidiary is On The Go Technologies, Inc.


RISK FACTORS


RISKS RELATED TO OUR BUSINESS

WE HAVE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE. WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $6,342,635 for the year ended July 31, 2006 and a net loss of $1,033,028 for the year ended July 31, 2005. Our future operations may not be profitable if we are unable to develop our business. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

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

We rely on the supply of hardware, software and peripherals from the same distributors as our competitors and we may not be able to obtain them at a cost that will allow us to produce a profit or sell our products at a competitive price. Furthermore, we do not have formal agreements with our suppliers and are subject to price increases. If we cannot obtain supplies at competitive prices, our revenues may decrease and we may not be able to attain or sustain profitability.

WE NEED EXTERNAL FUNDING TO SUSTAIN AND GROW OUR BUSINESS AND IF WE CANNOT FIND THIS FUNDING ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OUR OPERATIONS AND WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN WHICH WOULD REDUCE OUR REVENUES AND OUR STOCK MAY DECLINE.

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

As of October 25, 2006 our original shareholders own at least 75% of our voting securities. The original shareholders will continue to control our policies and affairs and all corporate actions requiring shareholder approval, including election of directors. Additionally, Mr. Stuart Turk, our Chairman, President and Chief Executive Officer, currently controls a majority of our voting securities. Mr. Turk's holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.

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

As of October 25, 2006, we had 62 employees. We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

IF WE LOSE THE SKILLS OF THE FOUNDERS OF EACH OF OUR DIVISIONS, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

In October 2003, we acquired Compuquest. In 2005, we acquired Infinity Technologies and Helios/Oceana. In 2006, we acquired Island Corporation and Solutions In Computing. We have retained the services of the founders of most of the companies we have acquired. We believe the services that some of these founders provide are critical to our success. The founders hold prime relationships with key suppliers. These relationships afford us access to valuable resources that help ensure product availability on time that is competitively priced. If we were to lose the benefit of these services, our ability to develop and market our computer products may be significantly impaired, which would impede our ability to attain profitability.

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

Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

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

ITEM 7. FINANCIAL STATEMENTS.



ON THE GO HEALTHCARE, INC.

INDEX

July 31, 2006 and 2005


                                                                          Page


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............. F1


      CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets.......................................... F2

      Consolidated Statements of Operations................................ F3

      Consolidated Statement of Changes in Stockholders' Equity............ F4

      Consolidated Statements of Cash Flows................................ F5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................... F6 - F18



                                                                            F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of On the Go Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of On the Go Healthcare, Inc. as of July 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended July 31, 2006. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Go Healthcare, Inc. as of July 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.




/s/DANZIGER & HOCHMAN
------------------------
DANZIGER & HOCHMAN
Chartered Accountants


Toronto, Ontario
October 3, 2006


                                                                            F2

ON THE GO HEALTHCARE, INC
(dba ON THE GO TECHNOLOGIES GROUP)
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED JULY 31, 2006 AND 2005

                                                July 31, 2006    July 31, 2005
                                               --------------    -------------
 ASSETS

Current assets
        Cash                                   $    481,799       $  1,704,663
        Accounts receivable                       4,906,301          3,764,747
        Inventory                                   213,848            508,025
        Income tax receivable                        82,743             29,703
        Prepaid expenses                            135,486            141,916
        Due from Vital Products, Inc.             1,206,000          1,065,522
                                               --------------    -------------
                Total current assets              7,026,177          7,214,576

Deferred tax asset                                        -            427,945
Investment in Vital Products, Inc.                  250,000            250,000
Property and equipment, net of accumulated
  depreciation                                      646,212            405,896
Goodwill                                          4,423,383          2,326,807
                                               --------------    -------------
Total assets                                   $ 12,345,772       $ 10,625,224
                                               ==============    =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable and accrued expenses  $  4,154,827       $ 4,088,075
        Note payable                                194,019           409,836
        Current portion of long-term debts          767,798           587,500
                                               --------------    -------------
                Total current liabilities         5,116,644         5,085,411

Long-term debts                                   2,973,084           374,369
                                               --------------    -------------
Total liabilities                                 8,089,728         5,459,780
                                               --------------    -------------

Stockholders' equity
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
          284,134 and 279,134 issued and
          outstanding, respectively                   2,841             2,791
        Common stock; $0.0001 par value;
          100,000,000 shares authorized,
          23,164,949 and 3,594,403 issued
          and outstanding, respectively               2,316               359
        Additional paid-in capital               14,211,682         8,411,809
        Accumulated other comprehensive income     (345,831)           22,814
        Accumulated deficit                      (9,614,964)       (3,272,329)
                                               --------------    -------------
                Total stockholders' equity        4,256,044         5,165,444
                                               --------------    -------------
Total liabilities and stockholders' equity     $ 12,345,772      $ 10,625,224
                                               ==============    =============

See Accompanying Notes to Consolidated Financial Statements

                                                                            F3

ON THE GO HEALTHCARE, INC
(dba ON THE GO TECHNOLOGIES GROUP)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2006 AND 2005



                                                  For the          For the
                                                 year ended       year ended
                                                July 31, 2006    July 31, 2005
                                               --------------    -------------

Sales                                            $ 30,011,797      $ 5,570,778
Cost of revenues                                   25,281,289        4,560,594
                                               --------------    -------------
        Gross profit                                4,730,508        1,010,184

Operating expenses
        Depreciation and amortization                 208,063          116,759
        Selling, general and administrative         9,185,147        2,526,254
                                               --------------    -------------
                Total operating expenses            9,393,210        2,643,013
                                               --------------    -------------
        Loss from operations                       (4,662,702)      (1,632,829)
                                               --------------    -------------

Other income (expense)
        Interest and financing expense             (1,233,291)        (162,055)
        Interest income                               186,837                -
        Loss on extinguishment of debt               (633,479)               -
                                               --------------    -------------
                Total other income (expense)       (1,679,933)        (162,055)
                                               --------------    -------------

Loss before provision for income taxes             (6,342,635)      (1,794,884)

Provision for income taxes                                 --         (459,783)
                                               --------------    -------------
Net loss from continuing operations                (6,342,635)      (1,335,101)
Net income from discontinued operations,
  net of taxes                                             --          302,073
                                               --------------    -------------
Net loss                                         $ (6,342,635)    $ (1,033,028)
                                               ==============    =============
Earnings per share computation:
        Net loss from continuing operations           $ (0.65)         $ (0.76)
                                               ==============    =============
        Net income from discontinued operations  $          -           $ 0.17
                                               ==============    =============
        Net loss                                 $      (0.65)         $ (0.59)
                                               ==============    =============
Weighted average common shares outstanding -
        basic and diluted                           9,823,017        1,752,327
                                               ==============    =============


See Accompanying Notes to Consolidated Financial Statements

                                                                            F4

ON THE GO HEALTHCARE, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
COSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2006 AND 2005



                                                                                           Accumulated
                                                                             Additional       Other                      Total
                            Preferred Stock               Common Stock         Paid-in    Comprehensive  Accumulated  Stockholders'
                          Shares        Amount        Shares        Amount     Capital     Income(Loss)      Deficit     Equity
                       ---------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, July 31, 2004   279,134   $      2,791   27,612,428   $     2,761   $ 2,850,210   $   (32,264)  $(2,239,301)  $   584,197

Reverse stock split            -             -   (29,130,158)       (2,913)        2,913             -             -             -

Issuance of stock
  for cash                     -             -     2,976,633           287       897,041             -             -       897,328

Issuance of stock
  for services                 -             -       689,500            79       645,531             -             -       645,610

Warrants converted into
  common stock                 -             -        96,000            10        95,990             -             -        96,000

Issuance of stock for
  purchase of Infinity
  Technologies, Inc.           -             -     1,350,000           135     1,349,865             -             -     1,350,000

Warrants issued for
  services                     -             -             -             -       346,268             -             -       346,268

Issuance of stock for
  financing costs              -             -             -             -        53,840             -             -        53,840

Beneficial conversion
  feature associated
  with convertible debt        -             -             -             -     2,170,151             -             -     2,170,151

Foreign currency
  translation                  -             -             -             -             -        55,078             -        55,078

Net loss                       -             -             -             -             -             -    (1,033,028)   (1,033,028)
                       ---------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, July 31, 2005   279,134         2,791     3,594,403           359     8,411,809        22,814    (3,272,329)    5,165,444

Issuance of stock
  for cash                 5,000            50     3,020,573           302     1,052,911             -             -     1,053,263

Issuance of stock
  for services                 -             -     7,853,500           785     2,118,890             -             -     2,119,675

Issuance of stock for
  purchase of Island
  Corporation                  -             -     1,160,000           116       774,984             -             -       775,100

Issuance of stock for
  purchase of Solutions
  in Computing                 -             -       800,000            80       319,920             -             -       320,000

Issuance of stock for
  payment on convertible
  debts                        -             -     6,276,473           628     1,156,214             -             -     1,156,842

Issuance of stock for
  financing costs              -             -       460,000            46       376,954             -             -       377,000

Foreign currency
  translation                  -             -             -             -             -      (368,645)            -      (368,645)

Net loss                       -             -             -             -             -             -    (6,342,635)   (6,342,635)
                       ---------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, July 31, 2006   284,134   $     2,841    23,164,949   $     2,316   $14,211,682   $  (345,831)  $(9,614,964)  $ 4,256,044
                       =========   ===========   ===========   ===========   ===========   ===========   ===========   ===========


See Accompanying Notes to Consolidated Financial Statements

                                                                            F5

ON THE GO HEALTHCARE, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2006 AND 2005




                                                  For the          For the
                                                 year ended       year ended
                                                July 31, 2006    July 31, 2005
                                               --------------    -------------

Cash flows from operating activities:
  Net loss                                      $  (6,342,635)   $  (1,033,028)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Stock-based compensation                        2,119,675          991,878
    Financing cost related to convertible debt      1,122,628           53,840
    Depreciation and amortization                     208,063          116,759
    Interest earned on Due from Vital Products       (140,478)               -
    Write-off of deferred tax asset                   427,945                -
    Loss on extinguishment of debt                    633,479                -
    Gain on sale of Childcare Division                      -         (615,341)
  Changes in operating assets and liabilities:
    Change in accounts receivable                  (1,141,554)        (502,681)
    Change in inventory                               294,177           35,305
    Change in prepaid expenses                          6,430         (119,508)
    Change in income tax receivable                   (53,040)               -
    Change in deferred income taxes                         -         (427,945)
    Change in accounts payable and
      accrued expenses                                (66,752)         121,769
                                               --------------    -------------
        Net cash provided by (used in)
          operating activities                     (2,798,558)      (1,378,952)
                                               --------------    -------------
Cash flows from investing activities:
  Purchase of Helios/Oceana Ltd.                            -         (350,856)
  Purchase of Infinity Technology, Inc.                     -         (395,549)
  Purchase of Island Corporation and
    Solutions in Computing Inc.                    (1,001,476)               -
  Loan to Vital Products, Inc.                              -          (60,524)
  Purchase of property and equipment                 (448,379)        (276,692)
                                               --------------    -------------
        Net cash provided by (used in)
          investing activities                     (1,449,855)      (1,083,621)
                                               --------------    -------------
Cash flows from financing activities:
  Payments on loan payable                                  -          (45,902)
  Payments on notes payable                          (215,817)               -
  Payments on related party notes payable                   -          (83,519)
  Payments on convertible debts                    (4,777,252)               -
  Proceeds from convertible debts                   7,334,000        3,132,020
  Proceeds from stock issuances                     1,053,263          897,328
  Proceeds from warrants issued                             -           96,000
                                               --------------    -------------
                                                    3,394,194        3,995,927
                                               --------------    -------------
Effect of foreign currency exchange                  (368,645)         (13,034)
                                               --------------    -------------
Net change in cash                                 (1,222,864)       1,520,320
Cash, beginning of period                           1,704,663          184,343
                                               --------------    -------------
Cash, end of period                             $     481,799      $ 1,704,663
                                               ==============    =============

See Accompanying Notes to Consolidated Financial Statements

                                                                            F6

ON THE GO HEALTHCARE, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006 AND 2005



1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

Description of history and business - On The Go Healthcare, Inc.
(the "Company"), doing business as On The Go Technologies Group, was incorporated on July 21, 2000 in the State of Delaware.

On May 18, 2004, the Company signed an agreement to acquire substantially all of the assets and assume the liabilities of Vital Baby Innovations, Inc. The acquisition was completed in June 2004.

On February 28, 2005, the Company acquired 1637033 Ontario Limited and its wholly-owned subsidiary, Helios/Oceana Ltd., an Ontario-based company, that provides IT professional services. The Company paid for this acquisition by acting on a security agreement on a note receivable.

In July 2005, the Company sold all of the significant assets in its childcare division to Vital Products, Inc.

On July 19, 2005, the Company acquired Infinity Technologies Inc., a computer hardware provider.

In October 2005, the Company entered into a Letter of Intent to purchase Island Corporation, a company involved in computer hardware distribution focusing in the medical field. The acquisition was completed in January 2006.

In January 2006, the Company completed the purchase of Solutions in Computing, a supplier of computer hardware and software focusing in the entertainment field.

The Company is in the business as a value added distributor of computer and computer related products. The Company operates in Canada and its headquarters located in Ontario, Canada.

Liquidity and capital resources - As of July 31, 2006, the Company had total current assets of $7,026,177 and total current liabilities of $5,116,644 resulting in a working capital surplus of $1,909,533. As of July 31, 2006, the Company had cash totaling $481,799. The Company's cash flow from operating activities for the year ended July 31, 2006 resulted in a deficit of $2,798,558. The Company's cash flow from investing activities resulted in a deficit of $1,449,855. The Company's cash flows from financing activities resulted in a surplus of $3,394,194. Overall, the Company's cash flows for the year ended July 31, 2006, decreased by $1,222,864. During the year ended July 31, 2006, the Company was able to raise $8,387,263 through a combination of debt and equity. Capital raised through debt issuances during fiscal year 2006 was primarily through a convertible debt facility which allows loans up to $5,500,000 on revolving basis as described in
Note 6. During the same year, the Company acquired businesses with purchase prices totaling $2,556,000. The Company believes the cash flow from current operating activities and operating activities of the newly acquired businesses for the next twelve months, and capital raised, as needed, through existing debt financing will be sufficient to provide necessary capital for the Company's operations for the next twelve months.

                                                                            F7

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Year end - The Company's year end is July 31.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of On The Go Healthcare, Inc. and its wholly-owned subsidiaries, The International Mount Company, 1637033 Ontario Limited, Helios/Oceana Ltd., Infinity Technologies Inc., and Island Corporation. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation. During May 2006, the Company amalgamated all it's subsidiaries listed above into On the Go Technologies, Inc. Accordingly,the Company conducts it's operations directly and through it's wholly-owned subsidiary On The Go Technologies, Inc. as of July 31, 2006.

Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation.

Foreign currency translation - The Company considers the functional currency to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries' financial statements are included as a component of other comprehensive income (loss) within stockholders' equity.

Segment reporting - The Company monitors its operations on a divisional basis and has only one reportable operating segment, being a value-added distributor of computer hardware and software.

Revenue and expense recognition - The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104.
Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

Cash - Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Allowance for doubtful accounts - The allowance for doubtful accounts is an estimate made by management, based upon current information, to reserve for potential credit losses in the future. While these losses have been within management's expectations in the past, it is reasonably possible that the allowance for doubtful accounts will need to be revised in the future to reflect changing information and conditions.

                                                                            F8

Inventory - Inventory is comprised of finished goods held for sale and is stated at lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded.


Fair value of financial instruments - The Company's estimate of the fair value of cash, accounts receivable, notes receivable, notes payable, loans payable, accounts payable and accrued liabilities and long-term debt approximates the carrying value.

Property and equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided annually on a declining basis and straight line basis over the estimated useful life of the asset, except for current year additions on which one-half of the rates are applicable:

        Manufacturing equipment    30% declining balance
        Leaseholds                 5 years straight line
        Office furniture           20% declining balance
        Computer hardware          30% declining balance
        Computer software          30% declining balance

The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Goodwill and intangible asset - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under
SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

The Company has goodwill approximating $4,423,000 and $2,327,000 as of July 31, 2006 and 2005, respectively, which in the opinion of management, no impairment is deemed necessary.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

                                                                            F9

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As July 31, 2006, the Company has available for income tax purposes a net operating loss carry forward of approximately $6,863,000, expiring in the year 2015, that may be used to offset future taxable income. As of July 31, 2006, the Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earning history of the Company, it is more likely than not that the benefits will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2006 and 2005 are as follows:

                                               2006              2005
                                        -----------       -----------
Non-capital losses carry forward        $ 6,862,673       $ 4,349,469

Enacted tax rate - 36%
  Deferred tax asset                      2,470,562         1,565,809
  Less:  Valuation allowance             (2,470,562)       (1,137,864)
                                        -----------       -----------
                                        $         -       $   427,945
                                        ===========       ===========

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

The effective income tax rate for the years ended July 31, 2006 and 2005 were 36% for both years comprising of 22% for federal statutory rate and 14% for provincial statutory rate.

Stock based compensation - On January 1, 2006, the Company adopted SFAS
No. 123 (R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

                                                                            F10

Earnings (loss) per share - The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

Comprehensive income (loss) - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholder's equity.

Recent accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                                                                            F11

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.")
EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.


2. ACQUISITIONS

On July 1, 2005, the Company purchased all of the issued and outstanding stock of Infinity Technologies Inc., an Ontario-based company that is a value-added computer distributor. The results of operations for Infinity Technologies Inc. have been included in the financial statements of the Company from the date of acquisition. The acquisition has been accounted for using the purchase method as follows:

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
                                 ============

The Company paid for this acquisition by payment of cash of $395,549 ($819,672 cash paid less $424,123 cash acquired), issue of common shares of the Company to the vendor totaling $1,350,000 and assumption of a promissory note of $409,833. On February 28, 2005, the Company acquired 1637033 Ontario Limited and its wholly-owned subsidiary, Helios/Oceana Ltd., an Ontario-based company, that provides IT professional services. The purchase price for this acquisition totaled $350,856 which was paid with a $202,721 note receivable and assumption of net liabilities of $148,135.
The acquisition has been accounted for using the purchase method which the entire purchase price of $350,856 was allocated to goodwill.


On January 9, 2006, the Company purchased all of the issued and outstanding stock of Island Corporation, an Ontario-based company that is a value-added computer distributor. The results of operations for Island Corporation, Inc. have been included in the financial statements of the Company from November 1, 2005 which is the effective date of the purchase. The Company paid for this acquisition by payment of cash of $860,000, issue of common shares of the Company to the vendor totaling $775,100 and assumption of a promissory note of $430,000. The acquisition has been accounted for using the purchase method as follows:

        Current assets         $   638,653
        Equipment                   32,398
        Current liabilities      (211,325)
        Goodwill                 1,605,374
                                 ---------
                               $ 2,065,100
                                 =========
                                                                            F12

On January 31, 2006, the Company acquired certain assets of Solutions In Computing, Inc. The Company paid for this acquisition by payment of cash of $87,796, issue of common shares of the Company to the vendor for $320,000 and a promissory note of $83,406. The acquisition has been accounted for using the purchase method which the entire purchase price of $491,202 was allocated to goodwill.

3.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of July 31, 2006 and 2005:

                                                   2006            2005
                                              ---------       ---------
        Machinery and equipment               $ 167,139       $ 129,439
              Office equipment                   19,953          18,507
              Computer hardware and software    510,072         257,789
              Leasehold improvements            331,783         168,020
                                              ---------       ---------
                                              1,028,947         573,755
                                               (382,735)       (167,859)
                                              ---------       ---------
        Fixed assets, net                     $ 646,212       $ 405,896
                                              =========       =========


        Depreciation expense for property and equipment for the years ended July 31, 2006 and 2005 were $208,063 and $116,759, respectively.


4.      VITAL PRODUCTS, INC.

As discussed in Note 1, the Company sold its Child Care division to Vital Products, Inc. ("Vital") in July 2005 in exchange for 1,000,000 shares of Vital's common stock. Investment in Vital Products totaling $250,000 consist of the 1,000,000 shares of common stock in Vital representing less than 10% of the outstanding shares, reflected at cost.

The Company also has amounts due from Vital Products, Inc. for monies loaned consisting of the following at July 31, 2006 and 2005:

                                                          2006            2005
                                                     ---------     -----------
        Note receivable plus accrued interest,
          Interest rate at 20% per annum,
          Unsecured and due on demand
          (past due maturity of July 5, 2007)        $ 900,000         760,684

        Note receivable plus accrued interest,
          Interest rate at 20% per annum,
          Unsecured and due on demand (past due
          maturity of June 15, 2007)                   306,000         261,427

        Advances, non-interest bearing, unsecured,
          and due on demand                                  -          43,411
                                                     ---------     -----------
                                                   $ 1,206,000     $ 1,065,522
                                                     =========     ===========

                                                                            F13

5.      NOTE PAYABLE

Notes payable totaling $194,019 and $409,836 at July 31, 2006 and 2005, respectively, are payable to three individuals which arose from the acquisition of Island Corporation and Solutions In Computing as discussed in Note 2. The note payable for Island Corporation is non interest bearing and payable in monthly installments ending February 2007. The amount outstanding at July 31, 2006 is $154,648. The note payable for the purchase of Solutions In Computing is interest bearing and payable in monthly installments ending November 2007. The amount outstanding on this note at July 31, 2006 is $39,371.

6.      LONG TERM DEBTS

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

                                                                            F14

Both the $500,000 Term Note and the $2,500,000 Convertible Minimum Borrowing Note (together the "Notes") provided for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $1.02 per share (the "Fixed Conversion Price"). In the event that the Company issued common stock or derivatives convertible into our common stock for a price less than $1.02 per share, then the price at which Laurus may convert its shares was reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus was obligated to convert scheduled principal and interest payments under the Term Note when
(i) a registration statement became effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of the Company's common stock was 115% of the Fixed Conversion Price, and (iii) certain trading volume criteria had been met. Using the Black-Scholes option pricing model, the Company determined the fair value of the conversion feature related to the Notes was $2,365,000 if the full $5,500,000 available under the note was advanced. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $1.03, exercise price of $1.02, weighted average term of three (3) years, volatility (annual) of 59%, dividends rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.43 per share. As a result of the beneficial conversion feature, a discount on debt issued of $2,900,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

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

The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of 8%, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of the Company's common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes began August 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $15,625, are payable on the first day of each month commencing December 1, 2005. The final principal amortization payment on the Term Note is due December 1, 2005. Under the Term Note, if monthly payments of interest and principal are made in cash rather than converted to shares of common stock, the Company will pay Laurus 100% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 30% of the principal being repaid. The Revolving Note terminates, and borrowings thereunder become due
July 14, 2008.

The Notes also require the Company to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes.

In November 2005, Laurus advanced the Company an additional $200,000. As of July 31, 2006, the Company has $188,250 outstanding of the total of $500,000 borrowed under the Term Note and $4,266,848 under the Revolving Note.

At July 31, 2006, $733,152 remains available for borrowing under the Revolving Note.

                                                                            F15

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

The modification of the convertible notes and attached warrants, as described in the revised facility, has been accounted for as a debt extinguishment and the issuance of a new debt instrument in accordance with EITF 96-19, "Debtor's Accounting for a Modification of Debt Instruments". Accordingly, in connection with extinguishment of the original debt, the Company recognized a $633,479 loss.

The Amended and Restated Notes were assigned fair value at January 13, 2006, as follows:

   Principal                                            $ 3,600,000
   Less:
     Stock warrants issued in connection with revised
       facility                                            (618,166)
     Value of beneficial conversion features             (1,036,392)
                                                        -----------
   Fair value of modified convertible notes             $ 1,945,442
                                                        ===========

The assumptions used in the fair value calculation of the stock warrants and beneficial conversion features at January 13, 2004 using the Black-Scholes option pricing model were as follows:

                                               Beneficial
                                               Conversion
                                 Warrants      Feature
                                ---------      ---------
   Stock price                     $ 0.47         $ 0.47
   Exercise price                  $ 0.65         $ 0.50
   Term                         6.5 years      2.5 years
   Volatility (annual basis)         140%           140%


The following is a maturity schedule of these long-term debts for the next two years:

  2007                 $   767,798
  2008                   2,973,084
                       -----------
                       $ 3,740,882
                       ===========



7.      STOCKHOLDERS' EQUITY

Preferred stock - The authorized preferred stock is 1,000,000 shares at $0.01 par value. Each share of preferred stock is convertible into 100 shares of common stock. As of July 31, 2006 and 2005, the Company had 284,134 and 279,134, respectively, shares issued and outstanding.

                                                                            F16

Common stock - The authorized common stock is 100,000,000 shares at $0.0001 par value. As of July 31, 2006 and 2005, the Company had
23,164,949 and 3,594,403, respectively, shares issued and outstanding.

Stock options - The Company has adopted a stock option plan accounted for SFAS 123 (prior to January 31, 2006) and SFAS 123R
(post January 31, 2006). During the years ended July 31, 2006 and 2005, the Company granted 2,350,000 and -0- options, respectively. As of July 31, 2006 and 2005, the Company had options outstanding of 2,366,667 and 16,667, respectively, weighted average exercise price of $0.21 and avarge remaining life of 1.01 years at July 31, 2006.

Warrants - During the year ended July 31, 2006 and 2005, the Company issued warrants for 900,000 and 2,380,000 shares of common stock.

The following is a summary of warrants activity during the year ended July 31, 2006 and 2005:

                                              Warrants          Weighted
                                              Outstanding    Average Price
                                              -----------    -------------
Balance outstanding at July 31, 2004                  -             $    -
Shares related to warrants granted            2,380,000               1.07
Forfeited or cancelled                               -                   -
Exercised                                       (96,000)              1.00
                                              ---------
Balance outstanding at July 31, 2005          2,284,000               1.07
Shares related to warrants granted              900,000               0.36
Forfeited or cancelled                                -                  -
Exercised                                             0
                                              ---------
Balance outstanding at July 31, 2006          3,184,000               0.87
                                              =========            =======


All of the outstanding warrants for shares of common stock totaling 3,184,000 and 2,284,000 were exercisable as of July 31, 2006 and 2005, respectively.

8.      RELATED PARTY TRANSACTIONS

During the year, the Company paid rent of approximately $52,000 and $50,000 for the years ended July 31, 2006 and 2005, respectively, to a company related to a director.

Included in accounts payable at July 31, 2006 and 2005 are $-0- and $255,000, respectively, due to a company controlled by a director. This amount arose from assuming a debt from a customer of the related company. The Company received a note receivable from the customer in consideration for assuming the debt.

During the year ended July 31, 2006 and 2005, $95,000 and $90,000, respectively, were paid to a company controlled by a director for equipment rental.

The above related party rent transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

                                                                            F17

9.      COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating leases for certain vehicles. The following are the minimum lease payments under these operating leases:

        2007    $  60,917
        2008       46,213
        2009       17,084
                ---------
                $ 124,214
                =========

In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.


10.     DISCONTINUED OPERATIONS

In July 2005, the Company sold and disposed of its Childcare Division to Vital Products Inc., in order to focus more fully on its Computer Division. The Company received from the sale of the Childcare Division $250,000 in common stock of Vital Products Inc. and a $750,000 note from Vital Products, Inc.
All equipment, intellectual property and customer lists associated and used in the Childcare Division were purchased by Vital Products, Inc. All assets and liabilities of the Childcare Division were not assumed by the buyer. The Company recognized a gain on sale of the business of $615,623 ($504,811 net of tax) in the fourth quarter of fiscal year 2005.

The following amounts related to the Company's discontinued operation have been segregated from continuing operations and reflected as discontinued operations.
                                                2006           2005
                                              ------      ---------
        Sales                                   $  -      $ 816,590

        Loss before income taxes                   -       (271,441)
        Income tax expense (benefit)                        (68,703)
                                              ------      ---------
        Loss from discontinued operation,          -       (202,738)
                                              ------      ---------
        net of taxes
        Pre-tax gain on sale of discontinued       -        615,623
                operations
        Income tax expense                         -        110,812
                                              ------      ---------
        Gain on sale of business, net of tax       -        504,811
                                              ------      ---------
        Discontinued operations, net of tax     $  -      $ 302,073
                                              ======      =========


11.     SUBSEQUENT EVENTS

In August 2006, the Company approved a 1-for-50 reverse stock split of its common stock effective on August 10, 2006.

During September and October 2006, the Company received loans from its President and Chief Executive Officer of approximately $270,000.

                                                                            F18

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of October 24, 2006, of our executive officers and directors. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of our Board of Directors.

Name                            Age        Position
-------------------------------------------------------------------------------
Stuart Turk                     37        President, Chairman, Chief Executive
                                          Officer, Secretary, Treasurer and
                                          Director


Evan Schwartzberg, BA, CCM      39        Chief Financial Officer

Ralph Magid, B.A.Sc.,           60        Director
MBA, P.Eng, P.E.O

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

RALPH MAGID.  Mr. Magid has been our Director since July 2000. Currently,
Mr. Magid is the president of InnoTech Capital Corporation, a company specializing in providing advisory services for Canadian technology companies on how to fund and manage their Research and Development. Mr. Magid has more than 25 years of experience in manufacturing and operations both in Canada and internationally. He has worked with small Canadian owned companies as well as large multinationals including Motorola and Geac Computers. Research and Development has been an integral part of Mr. Magid's responsibilities in his position of Vice President, Operations held with several manufacturing organizations. Mr. Magid's holds an Industrial Engineering degree from the University of Toronto (B.A.Sc.), an MBA from York University and is a member of the Professional Engineers of Ontario.

BOARD OF DIRECTORS

As of October 24, 2006 we currently have two members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Magid qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is available on our web site at www.onthegohealthcare.com

ITEM 10. EXECUTIVE COMPENSATION.

Set forth in the following table is certain information relating to the compensation we paid during the past fiscal year to Stuart Turk, our Chief Executive Officer, Randal A. Kaplin, our Director through October 2, 2006 and Evan Schwartzberg, our Chief Financial and Accounting Officer. No other executive officer or employee earned over $100,000 in the last fiscal year.

                           Summary Compensation Table

                                                     Annual
                                Year       Salary    Compensation  All Other
                                                     Bonus         Compensation
-------------------------------------------------------------------------------
Stuart Turk,
President, Chairman,
CEO and Director                     2002(1)   $    -0-    $  -0-    $     409
                                     2003(2)   $    -0-    $  -0-    $  46,150
                                     2004(3)   $ 60,000    $  -0-    $  84,037
                                     2005      $167,000    $  -0-    $     -0-
                                     2006      $300,000    $  -0-    $     -0-

Randal A. Kalpin,
Director (6)                         2002      $    -0-    $  -0-    $     -0-
                                     2003      $    -0-    $  -0-    $     -0-
                                     2004(4)   $    -0-    $  -0-    $ 128,750
                                     2005(5)   $    -0-    $  -0-    $ 150,000
                                     2006      $167,000    $  -0-    $     -0-


Evan Schwartzberg
Chief Financial Officer and
Accounting Officer                   2004(7)   $    -0-    $  -0-    $  18,750
                                     2005      $    -0-    $  -0-    $     -0-
                                     2006(8)   $ 71,000    $  -0-    $     -0-
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

(6) Mr. Kalpin resigned as our director on October 2, 2006.

(7) We issued Mr. Schwartzberg 150,000 shares as compensation in 2004. The shares were valued at $18,750.

(8) Mr. Schwartzberg's remuneration started January 31, 2006

DIRECTOR COMPENSATION

We do not currently have any formal arrangements to compensate directors. Each of our directors was granted 150,000 shares of restricted common stock on July 30, 2004 as compensation for services rendered. We compensate our directors in shares of our common stock to preserve capital to grow our company. We did not compensated our directors for their services for the fiscal year ended July 31, 2006.

EMPLOYMENT AGREEMENTS

We do not currently have any employment agreements with our executive officers.

ADDITIONAL INFORMATION

We file with the SEC periodic reports on Forms 10-KSB, 10-QSB, and 8-K. We intend to send annual reports containing audited financial statements to our shareholders. A copy of our periodic reports and registration statements, as well as the associated exhibits and schedules that were filed, may be inspected without charge at the Public Reference Room maintained by the Securities and Exchange Commission at 100 F Street, N.E., Washington,
DC 20549, and copies of all or any part of our periodic reports and registration statements may be obtained from the Securities and Exchange Commission upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.

The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of October 25, 2006 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2006 fiscal year and
(iv) all of our directors and current executive officers as a group:

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address of                    Common Shares                Percent of
Beneficial Owner  (1)                  Beneficially Owned             Class (2)
--------------------                    ----------------             ---------
Stuart Turk (3)                         27,845,567                      97.4%
Evan Schwartzberg                              200                         *%
Ralph Magid                                    200                         *%
Randal A. Kalpin (4)                           200                         *%

Directors and executive officers
 as a group (4 persons)                 27,846,167                      97.4%

* Less than one percent

(1) The address of all individual directors and executive officers is c/o On the Go Healthcare, Inc., 85 Corstate Ave. Unit #1 Concord, Ontario,
    L4K 4Y2.

(2) The number of shares of common stock issued and outstanding on October 10, 2006 was 1,290,179. This reflects a 1 for 50 reverse stock split for all common stock shareholders of record on August 10, 2006. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on October 10, 2006, plus shares of common stock subject to options, conversion or exchangeable into such shares of common stock held by such person on October 10, 2006 and exercisable within 60 days thereafter.

(3) On October 31, 2003, Stuart Turk was issued an option to acquire 334 common shares at an exercise price of $75.00 per share with an expiry of July 15, 2008. Mr. Turk owns 233,000 Common Shares and 133,000 Series A Preferred Shares that can convert into 13,300,000 shares of common stock. Cellular Connection owns 295,900 Common Shares and 140,000 shares of
    Series A Preferred Stock that can convert into 14,000,000 shares of common stock. Mr. Turk has a lock up agreement in place by which 22,930,067 shares of common stock may not be sold until July 31, 2007. Mr. Turk is the control person and sole owner of The Cellular Connection Ltd.

(4) Mr. Kalpin resigned as our director on October 2, 2006.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year ended July 31, 2006, $255,000 was paid to The Cellular Connection Ltd., a company owned and controlled by Mr. Turk. This amount arose from assuming a debt from Vital Products, Inc. We received a note from Vital Products, Inc. in consideration for assuming the debt at an annual interest rate of 20% per annum. The above related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

During the fiscal year ended July 31, 2006, $95,000 (2005 - $90,000; 2004 - $0)
was paid to The Cellular Connection Ltd., a company owned and controlled by Mr. Turk for equipment rental. The above related party rent transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

During September and October 2006, the we received loans from our President and Chief Executive Officer of approximately $270,000. The loan is non-interest bearing, unsecured, and is not necessarily indicative of the terms and amounts that would have been incurred had a comparable loan been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

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

3.4 Certificate of Amendment to the Amended and Restated Certificate of corporation (included as Exhibit 3.1 to the Form 8-K filed
        August 7, 2006, and incorporated herein by reference).

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

4.18 Promissory Note between the Company, Dutchess Private Equities Fund, L.P., and Dutchess Private Equities Fund, II, L.P., dated November 30, 2005 included as Exhibit 4.1 to the Form 8-K filed December 5, 2005, and incorporated herein by reference).

4.19 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., and Dutchess Private Equities Fund, II, L.P., dated January 6, 2006 (included as Exhibit 4.1 to the Form 8-K filed January 12, 2006, and incorporated herein by reference).

4.20 Promissory Note between the Company and Norman Drolet and Ettore Naccarato, dated January 10, 2006 (included as Exhibit 4.1 to the Form 8-K filed January 12, 2006, and incorporated herein by reference).

4.21 Amended and Restated Secured Convertible Term Note between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as Exhibit 4.1 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

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

4.29 Lockup Agreement between the Company and Stuart Turk, dated July 31, 2006 (included as Exhibit 4.1 to the Form 13D filed August 22, 2006 and incorporated herein by reference).

10.1 Consulting Agreement between the Company and Katherine Evans, dated November 17, 2003 (included as Exhibit 10.6 to the Form S-8 filed November 28, 2003, and incorporated herein by reference).

10.2 Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 27, 2004 (included as Exhibit 10.2 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

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

10.10 Letter of Intent between the Company and Infinity Technologies Inc. for the Acquisition of Infinity Technologies Inc., dated
        May 31, 2005 (included as Exhibit 10.1 to the Form 8-K filed
        June 6, 2005, and incorporated herein by reference).

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

10.15 Vital Products, Inc. Trust Agreement between Vital Products, Inc. and Amy Trombly as Trustee, dated May 27, 2005, filed herewith.

21.1    Subsidiaries of the Registrant (filed herewith).

23.1    Consent of Independent Auditors.

31.1    Certification of the Chief Executive Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of the Chief Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2006 and July 31, 2005 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were approximately $75,100 and $57,750 respectively.

Tax Fees. Fees billed by our auditors for the preparation of corporate income tax returns were $3,500 and $3,500 for the years ended July 31, 2006 and 2005, respectively.

All Other Fees. For the fiscal year ended July 31, 2006, we incurred no other fees by our auditors.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 2006

                                                   ON THE GO HEALTHCARE, INC.


                                                   By: /s/ Stuart Turk
                                                   --------------------------
                                                   Stuart Turk, President


        In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and in the dates stated:


Signature                       Title                                   Date


By:/s/ Stuart Turk                                                  10/30/2006
------------------------        President, Chief Executive Officer, ----------
Stuart Turk                     Chairman and Director


By:/s/ Evan Schwartzberg        Chief Financial Officer and         10/30/2006
------------------------        Accounting Officer                  ----------
Evan Schwartzberg


By:/s/ Ralph Magid              Director                            10/30/2006
------------------------                                            ----------
Ralph Magid