Form 10QSB
period 2006-10-31
ON THE GO HEALTHCARE INC
filed 2006-12-12
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2006

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

As of November 10, 2006 the Issuer had 2,110,179 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTER ENDED OCTOBER 31, 2006



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index............................3

        Consolidated Balance Sheet as of October 31, 2006 (Unaudited)
          and July 31, 2006..................................................F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three Months Ended October 31, 2006
          and 2005 (Unaudited)...............................................F2

        Consolidated Statements of Cash Flows for the Three Months Ended
          October 31, 2006 and 2005 (Unaudited)..............................F3

        Consolidated Statement of Changes in Stockholders' Equity
         For the three months ended October 31, 2006 (Unaudited).............F4


        Notes to Consolidated Financial Statements (Unaudited).........F5 - F12


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

Item 1 - Legal Proceedings...................................................8

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.........8

Item 3 - Defaults Upon Senior Securities.....................................8

Item 4 - Submission of Matters to a Vote of Security Holders.................8

Item 5 - Other Information ..................................................8

Item 6 - Exhibits and Reports on Form 8-K....................................8

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         On the Go Healthcare, Inc.

                      Consolidated Financial Statements

             Three Months Ended October 31, 2006 and 2005 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of October 31, 2006 (Unaudited)
          and July 31, 2006..................................................F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three Months Ended October 31, 2006
          and 2005 (Unaudited)...............................................F2

        Consolidated Statements of Cash Flows for the Three Months Ended
          October 31, 2006 and 2005 (Unaudited)..............................F3

        Consolidated Statement of Changes in Stockholders' Equity
         For the three months ended October 31, 2006 (Unaudited).............F4


        Notes to Consolidated Financial Statements (Unaudited).........F5 - F12

                         On the Go Healthcare, Inc.
                         Consolidated Balance Sheet
              October 31, 2006 (Unaudited) and July 31, 2006


                                               October 31, 2006   July 31, 2006
                                                   ------------   ------------
                                                    (Unaudited)
ASSETS

Current assets
        Cash                                       $    988,153   $    481,799
        Accounts receivable                           5,964,541      4,906,301
        Inventory                                       154,087        213,848
        Income tax receivable                            39,596         82,743
        Prepaid expenses                                100,367        135,486
        Due from Vital Products, Inc.                 1,287,330      1,206,000
                                                   ------------   ------------
                Total current assets                  8,534,074      7,026,177

Investment in Vital Products, Inc.                      250,000        250,000
Property and equipment, net of
  accumulated depreciation                              632,242        646,212
Goodwill                                              4,423,383      4,423,383
                                                   ------------   ------------
Total assets                                       $ 13,839,699   $ 12,345,772
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable and accrued expenses      $  5,700,030   $  4,154,827
        Note payable                                    121,570        194,019
        Current portion of long-term debts              887,838        767,798
                                                   ------------   ------------
                Total current liabilities             6,709,438      5,116,644

Long-term debts                                       3,861,996      2,973,084
                                                   ------------   ------------
Total liabilities                                    10,571,434      8,089,728
                                                   ------------   ------------
Stockholders' equity
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
          269,000 and 284,134 issued and
          outstanding, respectively                       2,690          2,841
        Common stock; $0.0001 par value;
          100,000,000 shares authorized,
          1,990,179 and 463,529 issued
          and outstanding, respectively                     199             46
        Additional paid-in capital                   14,213,950     14,213,952
        Accumulated other comprehensive income         (304,007)      (345,831)
        Accumulated deficit                         (10,644,567)    (9,614,964)
                                                   ------------   ------------
                Total stockholders' equity            3,268,265      4,256,044
                                                   ------------   ------------
Total liabilities and stockholders' equity         $ 13,839,699   $ 12,345,772
                                                   ============   ============

The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        On the Go Healthcare, Inc.
                Consolidated Statements of Operations and
                          Comprehensive (Loss)
                              (Unaudited)


                                                      For the three months
                                                         ended October 31,
                                                   ---------------------------
                                                        2006           2005
                                                   ------------   ------------
Sales                                               $ 7,386,217    $ 6,196,511
Cost of revenues                                      6,525,694      5,030,449
                                                   ------------   ------------
        Gross profit                                    860,523      1,166,062
                                                   ------------   ------------
Operating expenses
        Depreciation and amortization                    45,941         37,920
        Selling, general and administrative           1,508,263      1,558,630
                                                   ------------   ------------
                Total operating expenses              1,554,204      1,596,550
                                                   ------------   ------------
        Loss from operations                           (693,681)      (430,488)
                                                   ------------   ------------
Other income (expense)
        Interest and financing expense                 (424,350)      (165,586)
        Interest income                                  88,428              -
                                                   ------------   ------------
                Total other income (expense)           (335,922)      (165,586)
                                                   ------------   ------------
Loss before provision for income taxes               (1,029,603)      (596,074)

Provision for income taxes                                    -              -
                                                   ------------   ------------
Net loss                                            $(1,029,603)    $ (596,074)
                                                   ============   ============
Earnings per share computation:
        Net loss                                    $     (0.93)    $    (7.86)
                                                   ============   ============
Weigthed average common shares outstanding -
        basic and diluted                             1,109,492         75,848
                                                   ============   ============



The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F2

                        On the Go Healthcare, Inc.
                Consolidated Statement of Changes in Stockholders' Equity
                  For the three months ended October 31, 2006
                              (Unaudited)



                                                                                          Accumulated
                                                                             Additional       Other                      Total
                              Preferred Stock             Common Stock         Paid-in   Comprehensive   Accumulated  Stockholders'
                            Shares       Amount       Shares       Amount      Capital    Income(Loss)       Deficit     Equity
                         ---------  -----------  -----------   ----------   -----------   -----------   ------------   -----------
Balance, July 31, 2006     284,134  $     2,841      463,529   $       46   $14,213,952   $  (345,831)  $ (9,614,964)  $ 4,256,044

Conversion of preferred
 stock into common stock   (15,134)        (151)   1,513,400          151             -             -              -             -

Issuance of common stock
 related to exercise of
 warrants                        -            -       13,250            2            (2)            -              -             -

Foreign currency translation     -            -            -            -             -        41,824              -        41,824

Net loss                         -            -            -            -             -             -     (1,029,603)   (1,029,603)
                         ---------  -----------  -----------   ----------   -----------   -----------   --=---------   -----------

Balance, October 31, 2006  269,000        2,690    1,990,179   $      199   $14,213,950   $  (304,007)  $(10,644,567)  $ 3,268,265
                         =========  ===========  ===========   ==========   ===========   ===========   ============   ===========




The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F3

                         On the Go Healthcare, Inc.
              Consolidated Statements of Cash Flows
                              (Unaudited)



                                                      For the three months
                                                         ended October 31,
                                                   ---------------------------
                                                        2006           2005
                                                   ------------   ------------
Cash flows from operating activities:
        Net loss                                   $(1,029,603)     $ (596,074)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
           Stock-based compensation                          -         100,000
           Financing cost related to
             convertible debt                          339,897          92,661
           Depreciation and amortization                45,941          37,920
           Interest earned on Due from
           Vital Products                              (81,330)              -
        Changes in operating assets and liabilities:
           Change in accounts receivable            (1,058,240)          4,508
           Change in inventory                          59,761         265,170
           Change in prepaid expenses                   66,283          12,612
           Change in income tax receivable              43,147          29,073
           Change in other assets                      (31,164)              -
           Change in accounts payable and
             accrued expenses                        1,545,203      (1,059,305)
                                                   ------------   ------------
                Net cash used in
                  operating activities                (100,105)     (1,113,435)
                                                   ------------   ------------
Cash flows from investing activities:
        Purchase of property and equipment             (31,971)       (183,636)
                                                   ------------   ------------
                Net cash used in
                  investing activities                 (31,971)       (183,636)
                                                   ------------   ------------
Cash flows from financing activities:
        Payments on notes payable                      (72,449)              -
        Payments on convertible debts               (5,518,147)              -
        Proceeds from convertible debts              6,187,202               -
        Proceeds from stock issuances                        -          46,000
        Proceeds from warrants issued                        -               -
                Net cash provided by
                                                   ------------   ------------
                  financing activities                 596,606          46,000
                                                   ------------   ------------
Effect of foreign currency exchange                     41,824         172,379

Net change in cash                                     506,354      (1,078,692)
Cash, beginning of period                              481,799       1,704,663
                                                   ------------   ------------
Cash, end of period                                 $  988,153      $  625,971
                                                   ============   ============


The accompanying notes are an integral part of the consolidated
  financial statements.                                                      F4

                         On the Go Healthcare, Inc.
                 Notes to Consolidated Financial Statements
           Three Months Ended October 31, 2006 Unaudited)


1. BASIS OF PRESENTATION AND HISTORY OF THE COMPANY

   Basis of presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended July 31, 2006 of On The Go Healthcare, Inc., doing business as On The Go Technologies Group (the "Company").

   The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of On The Go Healthcare, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

   The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

   History of the Company - On The Go Healthcare, Inc. (the "Company"), doing business as On The Go Technologies Group, was incorporated on July 21, 2000 in the State of Delaware. The Company immediately acquired International Mount Company Limited, a private corporation owned and operated by Stuart Turk.

   In October 2003, the Company acquired the assets and liabilities of Compuquest, Inc. through its subsidiary International Mount. Compuquest is an authorized dealer of computer hardware, software and peripherals for Acer America, AST Computer, Hewlett-Packard, Microsoft and Toshiba.

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

                                                                             F5

   In January 2006, the Company completed the purchase of Solutions in Computing, a supplier of computer hardware and software focusing in the entertainment field.

   During May 2006, the Company amalgamated all of its subsidiaries into On the Go Technologies, Inc. Accordingly, as of July 31, 2006, the Company conducted its operations directly and through its wholly-owned subsidiary On The Go Technologies, Inc.

   The Company is in the business as a value added distributor of computer and computer related products. The Company operates in Canada and its headquarters located in Ontario, Canada.

   Liquidity and capital resources - As of October 31, 2006, the Company had total current assets of $8,534,074 and total current liabilities of $6,709,438 resulting in a working capital surplus of $1,824,636. As of October 31, 2006, the Company had cash totaling $988,153. Our cash flow from operating activities for the three months ended October 31, 2006 resulted in a deficit of $100,105. Our cash flow from investing activities resulted in a deficit of $31,971. Our cash flows from financing activities resulted in a surplus of $596,606. Overall, the Company's cash flows for the three months ended October 31, 2006, increased by $506,354. During the three months ended October 31, 2006, the Company was able to raise approximately $6,187,202 through advances from its revolving note, see
   Note 5. The Company believes the cash flow from current operating activities and capital raised, as needed, through existing debt financing will be sufficient to provide necessary capital for the Company's operations for the next twelve months.

2. SIGNIFICANT ACCOUNTING POLICIES

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

   Principles of consolidation - The accompanying consolidated financial statements include the accounts of On The Go Healthcare, Inc. and its wholly owned subsidiaries, The International Mount Company, 1637033 Ontario Limited, Helios/Oceana Ltd., Infinity Technologies Inc., 2film Corporation and Island Corporation. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation. During May 2006, the Company amalgamated all of its subsidiaries into On the Go Technologies, Inc. Accordingly, as of October 31, 2006, the Company conducted its operations directly and through its wholly-owned subsidiary On The Go Technologies Inc.

   Reclassifications - Certain prior year amounts were reclassified to conform to current period presentation.

   Foreign currency translation - The Company considers the functional currency to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at quarter-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries' financial statements are included as a component of other comprehensive income (loss) within stockholders' equity.

                                                                             F6

   Revenue and expense recognition - The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting
   Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101" as modified by Securities and Exchange Commission Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

   The Company has goodwill of $4,423,383 as of October 31, 2006 and July 31, 2006, respectively, which in the opinion of management, no impairment is deemed necessary.

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

                                                                             F7

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

3. VITAL PRODUCTS, INC.

   As discussed in Note 1, the Company sold its Child Care division including the assets of the Child Care Division to Vital Products, Inc. ("Vital") in June 2005 in exchange for 1,000,000 shares of Vital's common stock. Investment in Vital Products totaling $250,000 consist of the 1,000,000 shares of common stock in Vital representing less than 10% of the outstanding shares, reflected at cost.

   The Company also has amounts due from Vital Products, Inc. for money loaned consisting of the following at October 31, 2006 and July 31, 2006:

                                              October 31,     July 31,
                                                    2006          2006
                                             -----------   -----------
   Note receivable plus accrued interest,
     interest rate at 20% per annum,
     secured and due on demand
     (past due maturity of July 5, 2007)      $  900,000    $  900,000
   Note receivable plus accrued interest,
     interest rate at 20% per annum,
     secured and due on demand
     (past due maturity of June 15, 2007)        306,000       306,000
   Accrued interest on notes receivable           81,330             -

                                             -----------   -----------
                                             $ 1,287,330   $ 1,206,000
                                             ===========   ===========

4. NOTES PAYABLE

   Notes payable totaling $121,570 at October 31, 2006 and $194,019 at July 31, 2006 arose from the acquisition of Island Corporation and Solutions in Computing as discussed in Note 1. These note payables are non-interest bearing and required to be paid starting in January 2006 and ending February 2007.

                                                                             F8

5. LONG TERM DEBTS

   During the quarter, the Company received $270,338 from a company controlled by the CEO, The note is non-interest bearing and has no fixed terms of payment.

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

   In connection with the note, the Company paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of restricted common stock as incentive shares with a fair value of $153,000. The $40,000 fee, $160,000 inherent discount and $153,000 incentive shares in the note are being amortized to debt discount cost over the term of the note.

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

   Both the $500,000 Term Note and the $2,500,000 Convertible Minimum Borrowing Note (together the "Notes") provided for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $1.02 per share (the "Fixed Conversion Price").
   In the event that the Company issued common stock or derivatives convertible into our common stock for a price less than $1.02 per share, then the price at which Laurus may convert its shares was reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus was obligated to convert scheduled principal and interest payments under the Term Note when
   (i) a registration

                                                                             F9
   statement became effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of the Company's common stock was 115% of the Fixed Conversion Price, and
   (iii) certain trading volume criteria had been met. Using the Black-Scholes option pricing model, the Company determined the fair value of the conversion feature related to the Notes was $2,365,000 if the full $5,500,000 available under the note was advanced. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $1.03, exercise price of $1.02, weighted average term of three (3) years, volatility (annual) of 59%, dividends rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.43 per share. As a result of the beneficial conversion feature, a discount on debt issued of $2,900,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

   As part of the transaction, the Company also issued Laurus a seven-year warrant to purchase 1,420,000 shares of its common stock at a price of $1.11 per share subject to adjustment. The fair market value of the warrants issued was determined to be $869,000 using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrants were as follows: stock price of $1.03, exercise price of $1.11, weighted average term of seven (7) years, volatility of 59%, dividend rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.61 per share. The Company will amortize this relative fair value of the stock and warrants to interest expense over the three (3) year life of the debt agreement, using the interest method. The loan costs, conversion feature and warrants issued in connection with the Notes, result in an effective interest rate on the debt of approximately 90%.

   The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of eight percent, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of the Company's common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes began August 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $15,625, are payable on the first day of each month commencing December 1, 2005. The final principal amortization payment on the Term Note is due December 1, 2005.Under the Term Note, if monthly payments of interest and principal are made in cash rather than converted to shares of common stock, the Company will pay Laurus 100% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 30% of the principal being repaid.
   The Revolving Note terminates, and borrowings there under become due
   July 14, 2008.

   The Notes also require the Company to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes.

   In November 2005, Laurus advanced the Company an additional $200,000. As of October 31, 2006, the outstanding balance of the term loan is $188,250. We intend to use the revolving note as our primary source of financing.
   As of October 31, 2006, the balance of the revolving note is  $4,993,946.


   At October 31, 2006, $6,054 remains available for borrowing under the Revolving Note.


                                                                             F10

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

   Pursuant to the Agreement, the Company and Laurus agreed to amend the conversion price to $0.50. In addition, the Company and Laurus agreed to amend the exercise price of the warrants to $0.65, subject to adjustment.

   The modification of the convertible notes and attached warrants, as described in the revised facility, has been accounted for as a debt extinguishment and the issuance of a new debt instrument in accordance with EITF 96-19, "Debtor's Accounting for a Modification of Debt Instruments". Accordingly, in connection with extinguishment of the original debt, the Company recognized a $633,479 loss.

   The Amended and Restated Notes were assigned fair value at January 13, 2006, as follows:

        Principal                                               $ 3,600,000
         Less:
          Stock warrants issued in connection with revised
           facility                                                (618,166)
          Value of beneficial conversion features               ( 1,036,392)
                                                                ------------
          Fair value of modified convertible notes              $ 1,945,442
                                                                ============

   The assumptions used in the fair value calculation of the stock warrants and beneficial conversion features at January 13, 2004 using the Black-Scholes option pricing model were as follows:

                                                Beneficial
                                                Conversion
                                    Warrants       Feature
                                    ----------------------
        Stock price               $     0.47    $     0.47
        Exercise price            $     0.65    $     0.50
        Term                       6.5 years     2.5 years
        Volatility (annual basis)       140%          140%

   The following is a maturity schedule of these long-term debts for the next two years:

        2007    $   171,875
        2008      5,010,321
                -----------
                $ 5,182,196
                ===========

                                                                            F11

6. STOCKHOLDERS' EQUITY

   On August 10, 2006, the Company's common stock was adjusted to take into account a 50-to-1 reverse stock split. The Company's common stock have been adjusted on retroactive basis, accordingly, all balance all previous balances have been adjusted for this reverse stock split.

   On August 10, 2006, the Company's Chief Executive Officer converted 2,800 shares of preferred stock into 280,000 shares of common stock.

   On August 10, 2006, a business entity owned by the Company's Chief Executive Officer converted 3,334 shares of preferred stock into 333,400 shares of common stock.

   On September 6, 2006, an individual converted 500 shares of preferred stock into 50,000 shares of common stock.

   On September 18, 2006, an individual exercised warrants for 13,250 shares of common stock.

   On September 20, 2006, an individual converted 600 shares of preferred stock into 60,000 shares of common stock.

   On October 6, 2006, an individual converted 900 shares of preferred stock into 90,000 shares of common stock.

   On October 20, 2006, an individual converted 1,000 shares of preferred stock into 100,000 shares of common stock.

   On October 31, 2006, the Company's Chief Executive Officer converted 1,000 shares of preferred stock into 100,000 shares of common stock.

   On October 31, 2006, a business entity owned by the Company's Chief Executive Office converted 5,000 shares of preferred stock into 500,000 shares of common stock.

   During the three months ended October 31, 2006, there were no new stock options or warrants granted.


                                                                            F12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.


INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-QSB for the three months ended October 31, 2006 and 2005 which have been prepared in accordance with accounting principle generally accepted in the United States.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" that involve risks an uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts, regulatory developments and compliance and other risks described in our annual report on Form 10-KSB filed with the Securities and Exchange Commission and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of them Consolidated Financial Statements:

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

Inventories are stated at the lower of cost (determined on an average cost basis) or market. Based on our assumptions about future demand and market conditions inventories are written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005.

Revenues

Revenues from sales for the three months ended October 31, 2006 were $7,386,217 compared to $6,196,511 for the three months ended October 31, 2005. The primary reason for the increase is the acquisition of Island Corporation in January 2006 and Solutions In Computing in January 2006. Additionally, the ability to cross sell amongst the different divisions of our company have created new opportunities for our sales force.

Cost of Sales

Our cost of sales was $6,525,694 for the three months ended October 31, 2006 compared to $5,030,449 for the three months ended October 31, 2005. The increase in cost of sales is primarily due to the increase in revenues mainly attributed to the acquisition of Island Corporation in January 2006, and Solutions in Computing in January 2006.

Gross Profit

Our gross profit for the three months ended October 31, 2006 totaled $860,523 compared to $1,166,062 for the three months ended October 31, 2005. Overall, our percentage of cost of sales to revenues for the three months ended
October 31, 2006 approximated was 11.7% of cost of sales to revenues. For the three months ended October 31, 2005 our cost of revenue was 18.8%. Decrease in our gross profit percentage primarily related two sales purchase orders during the quarter ended October 31, 2006 valued at more that $1,700,000 with a lower gross profit margin, 6%. We do not consider these two sale purchase order as a traditional purchase order with regards to the low gross profit margin and do not anticipate future similar sale purchase orders with such low gross profit margins unless we believe the sale represents a strategic opportunity.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased to $1,508,263 for the three months ended October 31, 2006 from $1,558,630 for the three months ended October 31, 2005. The decrease in selling, general and administrative expenses can be mainly attributed to staff reduction required to give us a competitive edge. We will continue to evaluate our staffing needs and other administrative expenses in order to determine the necessity of such expenditures in terms of our operational requirements.

Interest and Financing Expense

Interest and financing expense increased to $424,350 for the three months ended October 31, 2006 from $165,586 for the three months ended
October 31, 2005. The increase was primarily the result of new convertible debentures which had deemed beneficial conversion features resulting not only in normal interest expense but also expense related to the deemed beneficial conversion feature. We believe such interest and financing expense will continue at similar levels for the next twelve months related to the deemed beneficial conversion feature related to the convertible debentures.

Net loss

We had an increase in our net loss to $1,029,603 for the three months ended October 31, 2006 from $596,074 for the three months ended October 31, 2005. The increase in net loss was due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2006, we had current assets of $8,534,074 and current liabilities of $6,709,438, resulting in a working capital surplus of $1,824,636. As of that date we had cash of $988,153.

For the three months ended October 31, 2006, cash used in operations was $100,105 as compared to cash used $(1,113,435) for the three months ended October 31, 2005. The increase in the cash provided is due to an increase in collections of accounts receivable during the three months end
October 31, 2006.

For the three months ended October 31, 2006, cash used in investing activities was $31,971 as compared to $183,636 for the three months ended
October 31, 2005. The increase cash used in investing activities is due to purchasing equipment.

For the three months ended October 31, 2006, cash provided by financing activities was $596,606 as compared to cash provided by financing activities of $46,000 for the three months ended October 31, 2005 The primary source of financing for the three months ended October 31, 2006 has been common shares issued as part of an Investment Agreement for an equity line of credit and our $5.0 million revolving line of credit.

In November 2005, we entered into debt agreement with Dutchess Private Equities Fund, LP ("Dutchess") for the issuance of a $800,000 promissory note for a purchase price of $640,000.

In January 2006, we entered into a debt agreement with Dutchess for the issuance of a $1,250,000 promissory note for a purchase price of $1,000,000.

In July 2005, we entered into an equity line of credit agreement through a convertible debt facility with Laurus Master Fund, Ltd. ("Laurus") granting access to borrow up to $5,500,000. The financing consisted of a $500,000 secured term loan and a $5,000,000 secured revolving note. In January 2006, we agreed to revise the convertible debt facility with Laurus.

Whereas we have been successful in the past in raising capital, these sources of financing may not continue to be available to us. Additionally, financing may not be available on terms favorable to us.

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

SUBSIDIARY

As of October 31, 2006, our wholly-owned subsidiary is On The Go
Technologies Inc.


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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 1, 2004, we did a reverse stock split and exchanged all of our common shares on the basis of 30 shares for 1 and on August 10, 2006 we did a reverse stock split and exchanged all of our common shares on the basis of 50 shares for 1 new common share and began trading under the new ticker symbol "ONGO.OB."

On December 6, 2006, the Company issued to Dutchess Private Equities Fund LP. a promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid in payments of $60,000 U.S. per month for the first seven months and $126,500 U.S. per month for the remaining months until the note is paid in full. In connection with the note, the Company issued 400,000 shares of restricted common stock as incentive shares.

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

4.29 Promissory Note between the Company and Dutchess Private Equities Fund, L.P, dated December 6, 2006.

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

                                             ON THE GO HEALTHCARE, INC.



Dated: December 12, 2006                     By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, Chief
                                             Executive Officer, Chairman
                                             and Director




Dated: December 12, 2006                     By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer