Form 10QSB
period 2007-01-31
ON THE GO HEALTHCARE INC
filed 2007-03-16
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2007

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

As of March 7, 2006 the Issuer had 17,766,779 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE FISCAL QUARTER ENDED JANUARY 31, 2007

TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of January 31, 2007 (Unaudited)......F1

         Consolidated Statements of Operations and Comprehensive
         (loss) Income for the Three and Six Months Ended January 31, 2007
         and 2006 (Unaudited)...............................................F2

        Consolidated Statement of Changes in Stockholders' Equity
         For the six months ended January 31, 2007 (Unaudited)..............F3

         Consolidated Statements of Cash Flows for the Six Months
         Ended January 31, 2007 and 2006 (Unaudited)........................F4

         Notes to Consolidated Financial Statements...................F5 - F12

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

Item 3 - Defaults Upon Senior Securities.....................................9

Item 4 - Submission of Matters to a Vote of Security Holders.................9

Item 5 - Other Information ..................................................9

Item 6 - Exhibits and Reports on Form 8-K....................................9

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         On the Go Healthcare, Inc.

                      Consolidated Financial Statements

             Three Months Ended January 31, 2007 and 2006 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of January 31, 2007 (Unaudited).......F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Six Months Ended January 31, 2007
          and 2006 (Unaudited)..............................................F2

        Consolidated Statement of Changes in Stockholders' Equity
         For the six months ended January 31, 2007 (Unaudited)..............F3


        Consolidated Statements of Cash Flows for the Six Months Ended
          January 31, 2007 and 2006 (Unaudited).............................F4




        Notes to Consolidated Financial Statements....................F5 - F12

                         On the Go Healthcare, Inc.
                         Consolidated Balance Sheet
              January 31, 2007 (Unaudited) and July 31, 2006

                                                       ----------   ---------
                                                       January 31,    July 31,
                                                           2007         2006
                                                       (Unaudited)
                                                       ----------   ---------
ASSETS
    Current
        Cash                                         $   114,940   $   481,799
        Accounts receivable,net                        3,940,794     4,906,301
        Inventory                                        118,697       213,848
        Income tax receivable                              5,058        82,743
        Prepaid expenses                                 165,933       135,486
        Due from Vital Products Inc.                   1,345,576     1,206,000
                                                     -----------   -----------
                                                       5,690,998     7,026,177

    Other
        Investment in Vital Products Inc.                250,000       250,000
        Property and equipment, net of accumulated
          depreciation                                   591,264       646,212
        Capitalized loan fees, net                       326,053             0
        Goodwill                                       4,423,383     4,423,383
                                                     -----------   -----------
Total assets                                         $11,281,698   $12,345,772
                                                     ===========   ===========
LIABILITIES
    Current
        Accounts payable and accrued expenses         $3,226,316    $4,154,827
        Loan payable to related parties                  497,354             0
        Note payable                                     519,994       194,019
        Current portion of long-term debt                651,822       767,798
                                                     -----------   -----------
          Total current liabilities                    4,895,486     5,116,644

    Long-term debt                                     2,324,155     2,973,084
                                                     -----------   -----------
Total liabilities                                      7,219,641     8,089,728
                                                     -----------   -----------
Commitments and contingencies                                  0             0

STOCKHOLDERS' EQUITY
    Common stock $0.0001 par value; 100,000,000
      shares authorized; issued 6,606,779;
      (July 31, 2006 - 463,529)
      preferred stock; $0.01 par value; 1,000,000
      shares authorized; issued 229,134 (July 31,
      2006 - 284,134)
        Issued and outstanding - common                      661            46
        Issued and outstanding - preferred                 2,291         2,841
        Additional paid-in capital                    15,510,687    14,213,952
        Stock payable for 400,000 shares of
          unissued common stock                          264,000             0
        Accumulated other comprehensive income (loss)   (256,215)     (345,831)
        Accumulated deficit                          (11,459,367)   (9,614,964)
                                                     -----------   -----------
           Total stockholders' equity                  4,062,057     4,256,044
                                                     -----------   -----------
 Total liabilities and stockholders' equity          $11,281,698   $12,345,772
                                                     ===========   ===========

The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        On the Go Healthcare, Inc.
                Consolidated Statements of Operations and
                 Comprehensive (Loss) Income (Unaudited)

                              Three Months Ended         Six Months Ended
                                  January 31,               January 31,
                              ------------------        ----------------------
                                 2007       2006            2007        2006
                              ------------------        ----------------------

Sales                       5,923,984     7,010,685     13,310,201  13,207,196
                           -----------   ----------     ----------   ---------

Cost of sales               4,482,570     6,558,607     11,008,264  11,589,056
                           -----------   ----------     ----------   ---------

Gross profit                1,441,414       452,078      2,301,937   1,618,140
                           -----------   ----------     ----------   ---------

Depreciation and
  Amortization                 22,640        70,053         68,581      70,053
Selling, general and
  administrative expenses   1,732,547     1,738,333      3,240,810   3,334,883
                           -----------   ----------     ----------   ---------
Total operating expenses    1,755,187     1,808,386      3,309,391   3,404,936
                           -----------   ----------     ----------   ---------

Loss before income taxes     (313,773)   (1,356,308)    (1,007,454) (1,786,796)
                           -----------   ----------     ----------   ---------

Other income (expense)
  Interest and
    Financing costs          (564,666)     (323,538)      (989,016)   (489,124)
  Interest Income              63,639             0        152,067           0
  Loss on Extinguishment
    of Debt                         0      (628,741)             0    (628,741)
                           -----------   ----------     ----------   ----------
Net loss                     (814,800)  $(2,308,587)    (1,844,403)$(2,904,661)
                           ===========   ==========     ==========   ==========

Earnings per share computation:
  Net loss per common share $   (0.20)   $  (24.44)      $   (0.71)$    (33.82)
                           ===========   ==========     ==========   ==========

Weighted average number of
common shares outstanding   4,110,508        94,452      2,609,999      85,886
                           ===========   ==========     ==========  ===========



The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                        On the Go Healthcare, Inc.
                Consolidated Statement of Changes in Stockholders' Equity
                  For the three months ended January 31, 2007
                              (Unaudited)

                                                                                           Accumulated
                                                                    Additional               Other                       Total
                         Preferred Stock          Common Stock        Paid-in    Stock    Comprehensive  Accumulated  Stockholders'
                         Shares    Amount      Shares      Amount     Capital   Payable    Income(Loss)   Deficit       Equity
                         ------  --------  ----------   ---------  -----------  ---------  -----------   ------------  -----------
Balance, July 31, 2006  284,134  $  2,841     463,529   $      46  $14,213,952          -   $ (345,831)  $(9,614,964)  $ 4,256,044

Issuance of common
  stock for services                          630,000          63      100,737          -            -             -       100,800

Conversion of preferred
 stock into common stock(55,000)     (550)  5,500,000         550            -          -            -             -             -

Beneficial conversion
  feature related to
     convertible debt         -         -           -           -    1,196,000          -            -             -     1,196,000

Issuance of common stock
 related to exercise of
 warrants                     -         -      13,250           2          (2)          -            -             -             -

Recognition of payable
  related to 400,000 shares
    of unissued common
     stock due                -         -           -           -            -    264,000            -             -       264,000

Foreign currency translation  -         -           -           -            -          -       89,616             -        89,616

Net loss                      -         -           -           -            -          -            -    (1,844,403)   (1,844,403)
                         ------  --------  ----------  ----------  -----------   --------   -----------  ------------   -----------

Balance,
  January 31, 2007      229,134     2,291   6,606,779  $      661  $15,510,687    264,000   $ (256,215) $(11,459,367)  $ 4,062,057
                      =========  ========  ==========  ==========  ===========   ========   ===========  ============  ============


The accompanying notes are an integral part of the consolidated
financial statements.                                                        F3

                         On the Go Healthcare, Inc.
              Consolidated Statements of Cash Flows (Unaudited)

                                                             Six Months Ended
                                                               January 31,
                                                        ----------------------
                                                               2007       2006
                                                        ----------------------
Operating activities
        Net loss                                        (1,844,403) (2,904,661)
                                                        ----------------------
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Shares issued in consideration of services
              rendered                                      100,800    219,325
            Financing costs related to convertible debt     773,883    313,893
            Depreciation and amortization                    68,581     70,053
            Interest Earned - Due from Vital Products Inc  (139,576)  (163,671)
            Loss on Extinguishment of Debt                        0    628,741
            (Increase) decrease in:
               Income Tax receivable                         77,685     29,703
               Accounts receivable                          965,507   (465,638)
               Inventory                                     95,151    230,505
               Prepaid expenses                             (30,447)    88,457
            Increase (decrease) in:
               Accounts payable and accrued expenses     (1,113,041)   121,910
                                                        ----------------------
        Net cash used by operating activities            (1,045,860)(1,831,383)
                                                         ----------------------
Investing activities
        Acquisition of property and equipment               (13,633)  (277,794)
        Goodwill                                                  0   (576,285)
                                                        ----------------------
        Net cash used by investing activities               (13,633)  (854,079)
                                                        ----------------------
Financing activities
        Payment on notes payable                           (727,808)  (314,450)
        Payments on convertible debts                   (14,498,789)         0
        Payment on capitalized loan fees                    (90,000)         0
        Proceeds from related parties loans                 497,354          0
        Proceeds from convertible debts                  14,368,478  1,735,000
        Proceeds from note payable                        1,053,783          0
        Proceeds from stock issuances                             0    447,151
                                                        ----------------------
        Net cash provided by financing activities           603,018  1,867,701
                                                        ----------------------
Effect of exchange rate changes                              89,616    101,931
                                                        ----------------------
Net change in cash                                         (366,859)  (715,830)

Cash at beginning of period                                 481,799  1,704,663
                                                        ----------------------

Cash at end of period                                       114,940   $988,833
                                                        ======================


The accompanying notes are an integral part of the consolidated
financial statements.                                                        F4

                         On the Go Healthcare, Inc.
                 Notes to Consolidated Financial Statements
                    January 31, 2007 and 2006 (Unaudited)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

                                                                             F5

During May 2006, the Company amalgamated all of its subsidiaries into On the Go Technologies, Inc. Accordingly, as of July 31, 2006, the Company conducted its operations directly and through its wholly-owned subsidiary On The Go Technologies, Inc.

The Company is in the business as a value added distributor of computer and computer related products. The Company operates in Canada and its headquarters are located in Ontario, Canada.

Liquidity and capital resources

As of January 31, 2007, the Company had total current assets of $5,690,998 and total current liabilities of $4,895,486 resulting in a working capital surplus of $795,512. As of January 31, 2007, the Company had cash totaling $114,940. The Company's cash flow from operating activities for the six months ended January 31, 2007 resulted in a deficit of $1,045,860. The Company's cash
flow from investing activities resulted in a deficit of $13,633.   The
Company's cash flows from financing activities resulted in a surplus of $603,018. Overall, the Company's cash flows for the six months ended January 31, 2007, decreased by $366,859. During the six months ended
January 31, 2007, the Company was able to raise approximately $(130,311) through advances from its revolving note (see Note 6), and new debt financing. The Company believes the cash flow from current operating activities and capital raised, as needed, through existing debt financing will be sufficient to provide necessary capital for the Company's operations for the next twelve months.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of On The Go Healthcare, Inc. and its wholly owned subsidiary, On The Go Technologies Inc. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation.

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

                                                                             F6

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

The Company has goodwill $4,423,383 as of January 31, 2007 , which in the opinion of management, no impairment is deemed necessary.

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

                                                                             F7

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

3.      VITAL PRODUCTS, INC.

As discussed in Note 1, the Company sold its Child Care division to Vital Products, Inc. ("Vital") in June 2005 in exchange for 1,000,000 shares of Vital's common stock. Investment in Vital totaling $250,000 consist of the 1,000,000 shares of common stock in Vital representing less than 10% of the outstanding shares, reflected at cost.

The Company also has amounts due from Vital Products, Inc. for monies loaned consisting of the following at January 31, 2007 and July 31, 2006:

                                                      January 31,     July 31,
                                                         2007           2006
                                                      ----------   -----------
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
   demand (past due maturity of July 5, 2007)         $ 900,000     $ 900,000
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
   demand (past due maturity of June 15, 2007)          306,000       306,000
Accrued interest on notes receivable                    139,576             -
                                                    ------------  -----------
                                                    $ 1,345,576   $ 1,206,000
                                                    ============  ===========



4.      LOAN PAYABLE TO RELATED PARTY

Loans payable to related party totaling $497,354 at January 31, 2007, is comprised of advances from a business entity which the Company's Chief Executive Officer and President is the owner. The advances are due on demand, unsecured and non-interest bearing.


5       NOTES PAYABLE

Notes payable totaling $519,994 at January 31, 2007 and $194,019 at
July 31, 2006 are comprised of notes from the acquisition of Island Corporation and Solutions in Computing as discussed in Note 2, and Synnex Canada Limited. The notes payables related to Island Corporation and Solutions in Computing totaling $66,626 are non-interest bearing and required to be paid starting in January 2006 and ending February 2007. The note payable related to Synnex totaling $453,368 is unsecured, bearing interest of 6% annually, maturing
April 23, 2007, and weekly payments of both principal and interest of $60,000.

                                                                             F8

6       LONG TERM DEBTS

On November 30, 2005, the Company issued to Dutchess Private Equities Fund, LP ("Dutchess") a promissory note in the amount of $800,000 for a purchase price of $640,000. The note was due and payable in full on November 30, 2006. Other than the $160,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by the Company to Dutchess or $66,667 per month.
The note has been fully paid.


In connection with the note, the Company paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of common stock as incentive shares with a fair value of $153,000. The $40,000 fee, $160,000 inherent discount and $153,000 incentive shares in the note are being amortized to debt discount cost over the term of the note.

On January 6, 2006, the Company issued to Dutchess a promissory note in the amount of $1,250,000 for a purchase price of $1,000,000. The note is due and payable in full on June 30, 2007. Other than the $250,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by the Company to Dutchess or $69,445 per month. As of January 31, 2007, the unpaid principal balance totaled $313,643

In connection with the note, the Company paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000. The $65,000 fee, $250,000 inherent discount and $224,000 incentive shares in the note are being amortized to debt discount cost over the term of the note. As of January 31, 2007, the unamortized debt discount totaled $179,667.

On July 14, 2005, the Company executed a convertible debt facility with Laurus Master Fund, Ltd. ("Laurus") granting access to borrow up to $5,500,000. This financing consisted of a $500,000 secured term loan (the "Term Note") and a $5,000,000 secured revolving note (the "Revolving Note"). The Revolving Note was effectuated through a $2,500,000 convertible minimum borrowing note and provided for advances of up to 90% of eligible accounts receivable. To the extent the Company repaid the amount outstanding under the Revolving Note and/or Laurus converted amounts due under the Revolving Note into Common Stock, the Company could reborrow or make additional borrowings, provided that the aggregate amount outstanding did not exceed the eligible accounts receivable. As of January 31, 2007, the unpaid principal balances totaled $3,393,912

Both the $500,000 Term Note and the $2,500,000 Convertible Minimum Borrowing Note (together the "Notes") provided for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $1.02 per share (the "Fixed Conversion Price"). In the event that the Company issued common stock or derivatives convertible into our common stock for a price less than $1.02 per share, then the price at which Laurus may convert its shares was reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus was obligated to convert scheduled principal and interest payments under the Term Note when (i) a registration statement became effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of the Company's common stock was 115% of the Fixed Conversion Price, and
(iii) certain trading volume criteria had been met. Using the Black-Scholes option pricing model, the Company determined the fair value of the conversion feature related to the Notes was $2,365,000 if the full $5,500,000 available under the note was advanced. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $1.03, exercise

                                                                             F9
price of $1.02, weighted average term of three (3) years, volatility (annual) of 59%, dividends rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.43 per share. As a result of the beneficial conversion feature, a discount on debt issued of $2,900,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

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


As of January 31, 2007, the outstanding balance of the term loan is $188,250. We intend to use the revolving note as our primary source of financing.
As of January 31, 2007, the balance of the revolving note is  $3,205,662.


At January 31, 2007, $1,794,338 remains available for borrowing under the Revolving Note.

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

The Amended and Restated Notes were assigned fair value at January 13, 2006, as follows:

   Principal                                          $    3,600,000
   Less:
     Stock warrants issued in connection with revised
       facility                                             (618,166)
     Value of beneficial conversion features             ( 1,036,392)
                                                      ---------------
   Fair value of modified convertible notes           $    1,945,442
                                                      ===============

The assumptions used in the fair value calculation of the stock warrants and beneficial conversion features at January 13, 2004 using the Black-Scholes option pricing model were as follows:

                                             Beneficial
                                             Conversion
                                 Warrants    Feature
                                ---------    -----------
   Stock price                  $    0.47    $     0.47
   Exercise price               $    0.65    $     0.50
   Term                         6.5 years     2.5 years
   Volatility (annual basis)         140%          140%



As of January 31, 2007, the unamortized debt discount associated to the Laurus notes totaled $970,885.

On December 6, 2006, the Company issued to Dutchess a convertible promissory note in the  amount of $1,937,000 for a purchase price of $1,550,000. The note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the note is non-interest bearing. The note payment on this note calls for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the note is paid in full. The $387,000 inherent discount is being amortized as debt discount over the term of the note. As of January 31, 2007, the unpaid principal balance totaled $1,877,000 and the unamortized inherent discount totaled $356,447.

In connection with the note, the Company paid Dutchess a facility fee of $90,000 and agreed to issue 400,000 shares of common stock as incentive shares with a fair value of $264,000. The $90,000 fee and $264,000 incentive shares in the note are being amortized as loan fees cost over the term of the note. As of January 31, 2007, the unamortized loan fees totaled $ 356,447. The note is convertible into shares of common stock at the election of the note holder. The conversion rate is at the lesser of (i) 50% of the lowest closing bid price during the 15 trading days preceding the conversion notice or (ii) 100% of the lowest bid price for the 20 days immediately preceding the convertible closing date. The convertible promissory note agreement contains a conversion limit which limits the ability of Dutchess to convert the note to not exceed 4.99% of the Company's outstanding shares of common stock at any given time.

                                                                            F11

The Company has determined the Dutchess convertible promissory note contains a beneficial conversion feature and qualifies for treatment under Emerging Issue Task Force No. 00-27. The beneficial conversion feature was value at $1,196,000 under the intrinsic model. The beneficial conversion feature been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible promissory. For the six months ended January 31, 2007, the Company amortized a total of $122,368 with an unamortized balance of $1,101,579

The following is a maturity schedule of these long-term debts for the next two years:


        2007                   $1,620,143
        2008                    3,964,412
                                ----------
                               $5,584,555
                                ==========

7.    STOCKHOLDERS' EQUITY

On August 10, 2006, the Company's common stock was adjusted to take into account a 50-to-1 reverse stock split. The Company's common stock have been adjusted on retroactive basis, accordingly, all balance all previous balances have been adjusted for this reverse stock split.

In August 2006, the Company's Chief Executive Officer converted 2,800 shares of preferred stock into 280,000 shares of common stock.

In August 2006, a business entity owned by the Company's Chief Executive Officer converted 3,334 shares of preferred stock into 333,400 shares of common stock.

In September 2006, an individual converted 1,100 shares of preferred stock into 110,000 shares of common stock.

In October 2006, an individual converted 1,900 shares of preferred stock into 190,000 shares of common stock.

In October 2006, the Company's Chief Executive Officer converted 1,000 shares of preferred stock into 100,000 shares of common stock.

In October 2006, a business entity owned by the Company's Chief Executive Officer converted 5,000 shares of preferred stock into 500,000 shares of common stock.

In November 2006, a business entity owned converted 1,200 shares of preferred stock into 120,000 shares of common stock.

In December 2006, the Company's Chief Executive Officer converted 37,866 shares of preferred stock into 3,786,600 shares of common stock.

In December 2006, a business entity owned by the Company's Chief Executive Officer converted 800 shares of preferred stock into 80,000 shares of common stock.

In December 2006, the Company issued 630,000 shares of common stock to three individuals for services totaling $100,800.

During the six months ended January 31, 2007, there were no new stock options or warrants granted.

                                                                            F12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this report, our Form 10-KSB for the year ended July 31, 2006 and our Form 10-QSB for the three and six months ended January 31, 2007 and 2006 which have been prepared in accordance with accounting principles generally accepted in the United States.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons,including general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts, regulatory developments and compliance and other risks described in our annual report on Form 10-KSB filed with the Securities and Exchange Commission and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity,performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Revenue and expense recognition - We recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

Inventory - Inventory is comprised of finished goods held for sale and is stated at lower of cost or market value. Cost is determined by the average cost method. We estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, we could be exposed to losses in excess of amounts recorded.

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

Stock based compensation - On January 1, 2006, we adopted SFAS No. 123
(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2007 AND 2006.

Revenues

Revenues from sales for the three and six months periods ended January 31, 2007 were $5,923,984 and $13,310,201 compared to $7,010,685 and $13,207,196 for the three and six months periods ended January 31, 2006. Revenues were essentially the same in the six month period ended January 31, 2007 as compared to the six month period ended January 31, 2006 and decreased in the three months period ended January 31, 2007 compared to the three month period ended
January 31, 2006 because we have been more selective in the orders we take and are focusing on transactions that are more unique in our industry and therefore generate higher margins.

Cost of Sales

Our cost of sales was $4,482,570 and $11,008,264 for the three and six month periods ended January 31, 2007 compared to $6,558,607 and $11,589,056 for the three and six month periods ended January 31, 2006. The decrease in cost of sales in the three and six month periods ended January 31, 2007 compared to the three and six month periods ended January 31, 2006 was primarily due to the overall decrease in transactions as a result of us seeking higher margins.

Gross Profit

Our gross profit for the three and six month periods ended January 31, 2007 totaled $1,441,414 and $2,301,937 compared to $452,078 and $1,618,140 for the three and six month periods ended January 31, 2006. Overall, our gross profit percentage for the three and six month periods ended January 31, 2007 approximated 24.3% and 17.3% of sales compared to 6.4% and 12.3% in the same periods of the prior year. Increase in our gross profit percentage in the three and six months ended January 31, 2007 compared to the three and six months ended January 31, 2006 is primarily due to us being more selective in the orders we take and selecting transactions for higher margins.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses slightly decreased to $1,732,547 and $3,240,810 for the three and six month periods ended
January 31, 2007 from $1,738,333 and $3,334,883 for the three and six month periods ended January 31, 2006. We have made changes in our business plan to focus our efforts toward fewer but higher margin transactions. We intend that our overall reduction in transactions will allow us to reduce our overhead expenses. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently at reduced costs.

Interest and Financing Expense

Interest and financing expense increased to $564,666 and $989,016 for the three and six month periods ended January 31, 2007 from $323,538 and $489,124 for the three and six month periods ended January 31, 2006. The increase in the three and six month periods ended January 31, 2007 compared to the three and six month periods ended January 31, 2006 is primarily the result of us issuing new convertible promissory notes. The notes have deemed beneficial conversion features resulting not only in normal interest expense but also expense related to the deemed beneficial conversion feature.

Net loss

We had a decrease in our net loss to $814,800 and $1,844,403 for the three and six month periods ended January 31, 2007 from $2,308,587 and $2,904,661 for the three and six month periods ended January 31, 2006. We believe the substantial decrease in our net loss for the three month period ended January 31, 2007 compared to the three month period ended January 31, 2006 reflects our focus on increasing margins while decreasing costs.

Liquidity and Capital Resources

As of January 31, 2007, we had current assets of $5,690,998 and current liabilities of $4,895,486, resulting in a working capital surplus of $795,512 and as of that date we had cash of $114,940.

For the six month periods ended January 31, 2007, we used cash from operations in the amount of $1,045,860 as compared to cash used in the amount of $1,831,383 for the six month periods ended January 31, 2006. The decrease in the cash used is due to an increase in collections of accounts receivable during the six month period ended January 31, 2007.

For the six month period ended January 31, 2007, cash used in investing activities was $13,633 as compared to $854,079 for the six month period ended January 31, 2006. The decrease in cash used in investing activities is primarily related to purchased goodwill in the prior year.

For the six month period ended January 31, 2007, cash provided by financing activities was $603,018 as compared to cash provided by financing activities of $1,867,701 for the six month period ended January 31, 2006. The primary source of financing for the six month period ended January 31, 2007 has been proceeds from issuances of two notes: a $1,937,000 face note with net proceeds of $1,550,000 a $1,054,000 note. We believe the cash flow from current operating activities and capital raised, as needed, through existing debt financing will be sufficient to provide necessary capital for our operations for the next twelve months.

We had notes payable totaling $519,994 at January 31, 2007 and $194,019 at July 31, 2006. The notes payable are comprised of notes from the acquisition of Island Corporation, Solutions in Computing and Synnex Canada Limited.
The notes payables related to Island Corporation and Solutions in Computing total $66,626 and are non-interest bearing and required to be paid starting in January 2006 and ending February 2007. The note payable related to Synnex totaling $453,368 is unsecured, bearing interest of 6% annually, maturing April 23, 2007, with weekly payments of both principal and interest of $60,000.

We had loans payable to a related party totaling $497,354 at January 31, 2007 comprised of advances from a business entity that our Chief Executive
Officer and President controls. The advances are due on demand, unsecured and non-interest bearing.


FINANCING ACTIVITIES


In November 2005, we entered into debt agreement with Dutchess Private Equities Fund, LP for the issuance of a $800,000 promissory note for a purchase price of $640,000. We paid the note in its entirety in December 2006. In connection with the note, we paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of common stock as incentive shares with a fair value of $153,000.

In January 2006, we entered into a debt agreement with Dutchess for the issuance of a $1,250,000 promissory note for a purchase price of $1,000,000. Other than the $250,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by us to Dutchess or $69,445 per month. As of January 31, 2007, the unpaid principal balance totaled $313,643. In connection with the note, we paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000.

In December 2006, we entered in a debt agreement with Dutchess for the issuance of a $1,937,000 promissory note for a purchase price of $1,550,000. The note matures in July 2008. The note required payment of fees associated with debt agreement comprising of $90,000 in cash and 400,000 shares of common stock valued at $264,000.

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

Pursuant to the Agreement, we agreed to amend the conversion price to $0.50 and the exercise price of the warrants to $0.65.

In November 2005, Laurus advanced us an additional $200,000. As of
January 31, 2007, the outstanding balance of the term loan is $188,250.   We
intend to use the revolving note as our primary source of financing. As of January 31, 2007, the balance of the revolving note is $3,205,662.

On December 6, 2006, we issued to Dutchess a convertible promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the note is non-interest bearing. The note payment on this note calls for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the note is paid in full. The $387,000 inherent discount is being amortized as debt discount over the term of the note. As of January 31, 2007, the unpaid principal balance totaled $1,877,000 and the unamortized inherent discount totaled $356,447.


In connection with the note, we paid Dutchess a facility fee of $90,000 and agreed to issue 400,000 shares of common stock as incentive shares with a fair value of $264,000. The note is convertible into shares of common stock at the election of the note holder. The conversion rate is at the lesser of (i)
50% of the lowest closing bid price during the 15 trading days preceding the conversion notice or (ii) 100% of the lowest bid price for the 20 days immediately preceding the convertible closing date. The convertible promissory note agreement contains a conversion limit which limits the ability of Dutchess to convert the note to not exceed 4.99% of our outstanding shares of common stock at any given time.


Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs or that financing will be available on terms favorable to us.

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


SUBSIDIARY

As of January 31, 2007, our wholly-owned subsidiary is On The Go
Technologies Inc.

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



                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 23, 2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate.
We have responded with a counter claim for damages caused by Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiff's entire claim is frivolous. It is too early to determine the outcome of such allegations, however, we intend to vigorously defend against the plaintiff's claim.

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


We did not sell any unregistered securities during the quarter ended January 31, 2007

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION.

On October 1, 2004, we did a reverse stock split and exchanged all of our common shares on the basis of 30 shares for 1 and on August 10, 2006 we did a reverse stock split and exchanged all of our common shares on the basis of 50 shares for 1 new common share and began trading under the new ticker symbol "ONGO.OB."

On December 6, 2006, the Company issued to Dutchess Private Equities Fund LP. a promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid in payments of $60,000 U.S. per month for the first seven months and $126,500 U.S. per month for the remaining months until the note is paid in full. In connection with the note, the Company agreed to issue 400,000 shares of restricted common stock as incentive shares with a fair value of $264,000 which as January 31, 2007 had not been issued.



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

4.29 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated December 6, 2006 (included as Exhibit 4.29 to the Form 10-QSB filed December 12, 2006 and incorporated herein by reference).

4.30 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 16, 2007 (included as Exhibit 4.30 to the Form SB-2 filed January 16, 2007 and incorporated herein by reference).

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

10.15   2007 Stock Option Plan, dated January 16, 2007 (included as
        Exhibit 10.1 to the Form S-8 filed January 16, 2007 and incorporated herein by reference).

10.16 Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 16, 2007 (included as Exhibit 10.14 to the Form SB-2 filed January 16, 2007 and incorporated herein by reference).

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

                                             ON THE GO HEALTHCARE, INC.



Dated: March 16, 2007                         By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: March 16, 2007                         By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer