Form 10QSB
period 2007-04-30
ON THE GO HEALTHCARE INC
filed 2007-06-12
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2007

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

As of June 8, 2006 the Issuer had 123,326,779 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE FISCAL QUARTER ENDED APRIL 30, 2007

TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index...........................3

         Consolidated Balance Sheet as of April 30, 2007 (Unaudited)........F1

         Consolidated Statements of Operations and Comprehensive
         (loss) Income for the Three and Nine Months Ended April 30, 2007
         and 2006 (Unaudited)...............................................F2

         Consolidated Statement of Changes in Stockholders' Equity
         For the Nine months ended April 30, 2007 (Unaudited)...............F3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended April 30, 2007 and 2006 (Unaudited)..........................F4

         Notes to Consolidated Financial Statements...................F5 - F12

Item 2 - Management's Discussion and Analysis or Plan of Operation...........4

Item 3 - Controls and Procedures ............................................9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.........9

Item 3 - Defaults Upon Senior Securities....................................10

Item 4 - Submission of Matters to a Vote of Security Holders................10

Item 5 - Other Information .................................................10

Item 6 - Exhibits and Reports on Form 8-K...................................11

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         On The Go Healthcare, Inc.

                      Consolidated Financial Statements

             Three Months Ended April 30, 2007 and 2006 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of April 30, 2007 (Unaudited).........F1

        Consolidated Statements of Operations and Comprehensive (loss)
          Income for the Three and Nine Months Ended April 30, 2007
          and 2006 (Unaudited)..............................................F2

        Consolidated Statement of Changes in Stockholders' Equity
         For the Nine months ended April 30, 2007 (Unaudited)...............F3


        Consolidated Statements of Cash Flows for the Nine Months Ended
          April 30, 2007 and 2006 (Unaudited)...............................F4




        Notes to Consolidated Financial Statements....................F5 - F12

                         On The Go Healthcare, Inc.
                         Consolidated Balance Sheet
                April 30, 2007 (Unaudited) and July 31, 2006

                                                       ----------   ---------
                                                        April 30,    July 31,
                                                           2007         2006
                                                       (Unaudited)
                                                       ----------   ---------
ASSETS
    Current
        Cash                                         $ 1,176,486   $   481,799
        Accounts receivable,net                        4,136,268     4,906,301
        Inventory                                        133,354       213,848
        Income tax receivable                              5,363        82,743
        Prepaid expenses                                 100,255       135,486
        Due from Vital Products, Inc.                  1,407,000     1,206,000
                                                     -----------   -----------
                                                       6,958,726     7,026,177


    Other
        Investment in Vital Products, Inc.               250,000       250,000
        Property and equipment, net of accumulated
          depreciation                                   553,420       646,212
        Capitalized loan fees, net                       270,158             0
        Goodwill                                       4,423,383     4,423,383
                                                     -----------   -----------
Total assets                                         $12,455,687   $12,345,772
                                                     ===========   ===========
LIABILITIES
    Current
        Accounts payable and accrued expenses         $3,110,683    $4,154,827
        Loan payable to related parties                1,037,687             0
        Note payable                                      18,198       194,019
        Current portion of long-term debt                614,006       767,798
                                                     -----------   -----------
          Total current liabilities                    4,780,574     5,116,644

    Long-term debt                                     3,421,231     2,973,084
                                                     -----------   -----------
Total liabilities                                      8,201,805     8,089,728
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
    Common stock $0.0001 par value; 100,000,000
      shares authorized; issued 72,976,779
      (July 31, 2006 - 463,529)
      preferred stock; $0.01 par value; 1,000,000
      shares authorized; issued 229,134 (July 31,
      2006 - 284,134)
        Issued and outstanding - common                    7,298            46
        Issued and outstanding - preferred                 2,291         2,841
        Additional paid-in capital                    17,548,700    14,213,952
        Prepaid consulting fees with stock              (963,642)            0
        Stock payable for 400,000 shares of
          unissued common stock                          264,000             0
        Accumulated other comprehensive income (loss)   (247,179)     (345,831)
        Accumulated deficit                          (12,357,586)   (9,614,964)
                                                     -----------   -----------
           Total stockholders' equity                  4,253,882     4,256,044
                                                     -----------   -----------
 Total liabilities and stockholders' equity          $12,455,687   $12,345,772
                                                     ===========   ===========

The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        On The Go Healthcare, Inc.
                Consolidated Statements of Operations and
                 Comprehensive (Loss) Income (Unaudited)

                              Three Months Ended         Nine Months Ended
                                    April 30,                 April 30,
                              ------------------        ----------------------
                                 2007       2006            2007        2006
                              ------------------        ----------------------

Sales                       5,227,952     8,879,319     18,538,153  22,086,515
                           -----------   ----------     ----------   ---------

Cost of sales               4,241,681     6,763,737     15,249,945  18,352,793
                           -----------   ----------     ----------   ---------

Gross profit                  986,271     2,115,582      3,288,208   3,733,722
                           -----------   ----------     ----------   ---------

Depreciation and
  Amortization                 71,381        40,913        139,962     110,966
Selling, general and
  administrative expenses   1,027,116     1,794,269      4,267,926   5,129,152
                           -----------   ----------     ----------   ---------
Total operating expenses    1,098,497     1,835,182      4,407,888   5,240,118
                           -----------   ----------     ----------   ---------

Loss from operations         (112,226)      280,400     (1,119,680) (1,506,396)
                           -----------   ----------     ----------   ---------

Other income (expense)
  Interest and
    Financing costs          (848,824)      (15,056)    (1,837,840)   (378,985)
  Debt discount costs               0      (339,897)             0    (465,092)
  Loss on extinguishment
    of Debt                         0        (4,738)             0    (633,479)
  Interest Income              62,831             0        214,898           0
                           -----------   ----------     ----------   ----------
Total other income
(expense)                    (785,993)  $  (359,691)    (1,622,942)$(1,477,556)
                           ===========   ==========     ==========   ==========
Loss before provisions
Income taxes                 (898,219)      (79,291)    (2,742,622) (2,983,952)

Provision for income taxes          0             0              0           0
                           -----------   ----------     ----------   ----------

Net Loss                     (898,219)      (79,291)    (2,742,622) (2,983,952)
                           ===========   ==========     ==========   ==========

Earnings per share computation:
  Net loss per common share $   (0.03)   $   (0.37)      $   (0.26)$    (23.23)
                           ===========   ==========     ==========   ==========

Weighted average number of
common shares outstanding  26,847,570      216,533      10,511,638     124,478
                           ===========   ==========     ==========  ===========



The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                        On The Go Healthcare, Inc.
                Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine Months ended April 30, 2007
                              (Unaudited)

                                                                                            Accumulated
                                                           Additional            Prepaid      Other                       Total
                Preferred Stock          Common Stock       Paid-in    Stock   Consulting Comprehensive  Accumulated  Stockholders'
                Shares    Amount      Shares      Amount     Capital   Payable    Fees      Income(Loss)    Deficit       Equity
                ------  --------  ----------   ---------  -----------  -------- ----------  -----------   ------------ -----------
Balance,
 July 31, 2006  284,134  $  2,841     463,529   $      46  $14,213,952         -         -   $ (345,831)  $(9,614,964)  $4,256,044

Issuance of
 common stock
  for services                     67,000,000       6,700    2,138,750         -         -            -             -    2,145,450

Conversion of
 preferred
  stock into
   common stock (55,000)     (550)  5,500,000         550            -         -         -            -             -            -

Beneficial
 conversion
  feature
   related to
    convertible
     debt             -         -           -           -    1,196,000         -         -            -             -    1,196,000

Issuance of
 common stock
  related to
   exercise of
    warrants          -         -      13,250           2          (2)         -         -            -             -            -

Issuance of
 common stock
  for prepaid
   consulting
    fees              -         -          -            -            -         -  (963,642)           -             -     (963,642)

Recognition of
 payable related
  to 400,000
   shares of
    unissued
     common
      stock due       -         -           -           -            -   264,000         -            -             -      264,000

Foreign currency
 translation          -         -           -           -            -         -         -       98,652             -       98,652

Net loss              -         -           -           -            -         -         -            -    (2,742,622)  (2,742,622)
                 ------  --------  ----------  ----------  -----------  -------- ----------  -----------  ------------  -----------

Balance,
 April 30,2007  229,134     2,291  72,976,779  $    7,298  $17,548,700   264,000  (963,642)  $ (247,179) $(12,357,586)  $ 4,253,882
              =========  ========  ==========  ==========  ===========  ========  =========  ===========  ============  ============


The accompanying notes are an integral part of the consolidated
financial statements.                                                        F3

                         On The Go Healthcare, Inc.
              Consolidated Statements of Cash Flows (Unaudited)

                                                            Nine Months Ended
                                                               April 30,
                                                        ----------------------
                                                               2007       2006
                                                        ----------------------
Operating activities
        Net loss                                        (2,742,622) (2,983,952)

        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Shares issued in consideration of services
              rendered                                    1,181,808    971,340
            Financing costs related to convertible debt     829,778    631,484
            Depreciation and amortization                   139,962    110,196
            Interest Earned - Due from Vital Products, Inc.(201,000)  (163,671)
            Loss on Extinguishment of Debt                        0    633,479
            (Increase) decrease in:
               Accounts receivable                          770,033 (2,344,994)
                Inventory                                    80,494     64,663
                Prepaid expenses                             35,231   (718,459)
                Income Tax receivable                        77,380     29,703
            Increase (decrease) in:
               Accounts payable and accrued expenses     (1,228,674)   927,964
                                                         ----------------------
        Net cash used by operating activities            (1,057,610)(2,842,247)
                                                         ----------------------
Investing activities
        Goodwill                                                  0 (1,477,983)
        Deferred tax asset                                        0    (39,043)
        Acquisition of property and equipment               (47,170)  (377,534)

                                                        ----------------------
        Net cash used by investing activities               (47,170)(1,894,560)
                                                        ----------------------
Financing activities
        Payments on convertible debts                   (19,313,832)  (572,166)
        Payment on notes payable                         (1,229,808)         0
        Payments on loan payable                                  0    (83,977)
        Payment on capitalized loan fees                    (90,000)         0
        Proceeds from related parties loans               1,037,687          0
        Proceeds from note payable                        1,053,783          0
        Proceeds from convertible debts                  20,242,781  3,625,000
        Proceeds from long term debt                              0          0
        Proceeds from stock issuances                             0    994,233
                                                        ----------------------
        Net cash provided by financing activities         1,700,815  3,963,090
                                                        ----------------------
Effect of exchange rate changes                              98,652    460,404
                                                        ----------------------
Net change in cash                                          694,687   (313,313)

Cash at beginning of period                                 481,799  1,704,663
                                                        ----------------------

Cash at end of period                                     1,176,486 $1,391,350
                                                        ======================


The accompanying notes are an integral part of the consolidated
financial statements.                                                        F4

                         On The Go Healthcare, Inc.
                 Notes to Consolidated Financial Statements
                         April 30, 2007 (Unaudited)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

In May, 2004, the Company signed an agreement to acquire substantially all of the assets and assume the liabilities of Vital Baby Innovations Inc. The acquisition was completed in June 2004.

In February, 2005, the Company acquired 1637033 Ontario Limited and its wholly-owned subsidiary, Helios/Oceana Ltd., an Ontario-based company, that provides IT professional services. The Company paid for this acquisition by acting on a security agreement on a note receivable.

In June 2005, the Company sold all of the significant assets in its childcare division to Vital Products, Inc.

In July, 2005, the Company acquired Infinity Technologies Inc., a computer hardware provider.

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

The Company is in the business as a value-added distributor of computer and computer related products. The Company operates in Canada and its headquarters are located in Ontario, Canada.

Liquidity and capital resources

As of April 30, 2007, the Company had total current assets of $6,958,726 and total current liabilities of $4,780,574 resulting in a working capital surplus of $2,178,152. As of April 30, 2007, the Company had cash totaling $1,176,486. The Company's cash flow from operating activities for the nine months ended April 30, 2007 resulted in a deficit of $1,057,610. The Company's cash flow
from investing activities resulted in a deficit of $47,170.   The Company's
cash flows from financing activities resulted in a surplus of $1,700,815. Overall, the Company's cash flows for the nine months ended April 30, 2007, increased by $694,687 from the nine month period ended April 30, 2006.
During the nine months ended April 30, 2007, the Company was able to raised approximately $19,314,000 through advances from its revolving note
(see Note 6), and new debt financing. The Company believes the cash flow from current operating activities and capital raised, as needed, through existing debt financing will be sufficient to provide necessary capital for the Company's operations for the next twelve months.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of On The Go Healthcare, Inc. and its wholly-owned subsidiary, On The Go Technologies Inc. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications - Certain prior year amounts were reclassified to conform to current period presentation.

Foreign currency translation - The Company considers the functional currency to be the local currency and, accordingly, its financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries' financial statements are included as a component of other comprehensive income (loss) within stockholders' equity.

Revenue and expense recognition - The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) as modified by Securities and Exchange Commission Staff Accounting Bulletin No.104. Under
SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

Goodwill and intangible asset - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under
SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

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

The Company has goodwill of $4,423,383 as of April 30, 2007. In the opinion of management, no impairment is deemed necessary.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

Stock based compensation - On January 1, 2006, the Company adopted SFAS No. 123
(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Earnings (loss) per share - The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

                                                                             F7

Comprehensive income (loss) - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' equity and in the balance sheet as a component of stockholders' equity.

3.      VITAL PRODUCTS, INC.

As discussed in Note 1, the Company sold its childcare division to Vital Products, Inc. ("Vital") in June 2005 in exchange for 1,000,000 shares of Vital's common stock. Investment in Vital totaling $250,000 consist of the 1,000,000 shares of common stock in Vital representing less than 10% of the outstanding shares, reflected at cost.

The Company also has amounts due from Vital for monies loaned consisting of the following at April 30, 2007 and July 31, 2006:

                                                       April 30,      July 31,
                                                         2007           2006
                                                      ----------   -----------
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
   demand (past due maturity of July 5, 2007)         $ 900,000     $ 900,000
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
   demand (past due maturity of June 15, 2007)          306,000       306,000
Accrued interest on notes receivable                    201,000             -
                                                    ------------  -----------
                                                    $ 1,407,000   $ 1,206,000
                                                    ============  ===========



4.      LOAN PAYABLE TO RELATED PARTY

Loans payable to related party totaling $1,037,687 at April 30, 2007, is comprised of advances from a business entity of which the Company's Chief Executive Officer and President is the owner. The advances are due on demand, secured and non-interest bearing.


5       NOTES PAYABLE

Notes payable totaling $18,198 at April 30, 2007 and $194,019 at
July 31, 2006 are comprised of notes from the acquisition of Island Corporation and Solutions in Computing as discussed in Note 2. The note payable related to Solutions in Computing totaling $18,198 is interest bearing at 5% per annum and required to be paid starting in January 2006 and ending August 2008.

                                                                             F8

6       LONG TERM DEBTS

On November 30, 2005, the Company issued to Dutchess Private Equities Fund, LP ("Dutchess") a promissory note in the amount of $800,000 for a purchase price of $640,000. The note was due and payable in full on November 30, 2006. Other than the $160,000 discount inherent in the purchase price, the note is non-interest bearing. The note was repaid using 50% of the proceeds of each put notice delivered by the Company to Dutchess or $66,667 per month.
As of april 30, 2007 the note has been fully paid.


In connection with the note, the Company paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of common stock as incentive shares with a fair value of $153,000. The $40,000 fee, $160,000 inherent discount and incentive shares valued at $153,000 are being amortized to debt discount cost over the term of the note.

On January 6, 2006, the Company issued to Dutchess a promissory note in the amount of $1,250,000 for a purchase price of $1,000,000. The note is due and payable in full on June 30, 2007. Other than the $250,000 discount inherent in the purchase price, the note is non-interest bearing. The note was to be repaid using 50% of the proceeds of each put notice delivered by the Company to Dutchess or $69,445 per month. As of April 30, 2007, the note had been paid in full.

In connection with the note, the Company paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000. The $65,000 fee, $250,000 inherent discount and incentive shares valued at $224,000 are being amortized to debt discount cost over the term of the note. As of April 30, 2007, the note had been paid in full.

On July 14, 2005, the Company executed a convertible debt facility with Laurus Master Fund, Ltd. ("Laurus") granting access to borrow up to $5,500,000. This financing consisted of a $500,000 secured term loan (the "Term Note") and a $5,000,000 secured revolving note (the "Revolving Note"). The Revolving Note was effectuated through a $2,500,000 convertible minimum borrowing note and provided for advances of up to 90% of eligible accounts receivable. To the extent the Company repaid the amount outstanding under the Revolving Note and/or Laurus converted amounts due under the Revolving Note into common stock, the Company could reborrow or make additional borrowings, provided that the aggregate amount outstanding did not exceed the eligible accounts receivable. As of April 30, 2007, the unpaid principal balances totaled $4,359,860.

Both the $500,000 Term Note and the $2,500,000 Convertible Minimum Borrowing Note (together the "Notes") provided for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $1.02 per share (the "Fixed Conversion Price"). In the event that the Company issued common stock or derivatives convertible into it's common stock for a price less than $1.02 per share, then the price at which Laurus may convert its shares was reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus was obligated to convert scheduled principal and interest payments under the Term Note when (i) a registration statement became effective with respect to the shares of common stock underlying the indebtedness, (ii) the five (5) day average market price of the Company's common stock was 115% of the Fixed Conversion Price, and
(iii) certain trading volume criteria had been met. Using the Black-Scholes option pricing model, the Company determined the fair value of the conversion feature related to the Notes was $2,365,000 if the full $5,500,000 available under the note was advanced. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $1.03, exercise

                                                                             F9
price of $1.02, weighted average term of three (3) years, volatility (annual) of 59%, dividends rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.43 per share. As a result of the beneficial conversion feature, a discount on debt issued of $2,900,000 was recorded and is being amortized to interest expense over the three year life of the debt agreement.

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

The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of 8%, and mature in three years. The interest rate on the Notes will be decreased by 2% for every 25% increase in the market value of the Company's common stock above the Fixed Conversion Price up to a minimum of 0%. Monthly interest payments on the Notes began August 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $15,625, are payable on the first day of each month commencing December 1, 2005. The final principal amortization payment on the Term Note was due December 1, 2005. Under the Term Note, if monthly payments of interest and principal are made in cash rather than converted to shares of common stock, the Company will pay Laurus 100% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 30% of the principal being repaid. The Revolving Note terminates, and borrowings thereunder become due July 14, 2008.

The Notes also require the Company to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes.


As of April 30, 2007, the outstanding balance of the term loan is $188,250. The Company intends to use the revolving note as its primary source of financing. As of April 30, 2007, the balance of the revolving note is $4,171,610.


At April 30, 2007, $828,390 remains available for borrowing under the Revolving Note.

On January 13, 2006, the Company agreed to revise the financing facility with Laurus. The revised facility consists of (i) a $500,000 Secured Convertible Note (ii) a Secured Convertible Minimum Borrowing Note, and (iii) a Secured Revolving Note (collectively, the "Amended and Restated Notes"). The Amended and Restated Notes are secured by a security interest in substantially all of the Company's assets.

Pursuant to the Agreement, the Company and Laurus agreed to amend the conversion price to $0.50. In addition, the Company and Laurus agreed to amend the exercise price of the warrants to $0.65.

                                                                            F10

The modification of the convertible notes and attached warrants, as described in the revised facility, has been accounted for as a debt extinguishment and the issuance of a new debt instrument in accordance with EITF 96-19, "Debtor's Accounting for a Modification of Debt Instruments." Accordingly, in connection with extinguishment of the original debt, the Company recognized a $633,479 loss.

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
                                                      ===============

The assumptions used in the fair value calculation of the stock warrants and beneficial conversion features at January 13, 2006 using the Black-Scholes option pricing model were as follows:

                                             Beneficial
                                             Conversion
                                 Warrants    Feature
                                ---------    -----------
   Stock price                  $    0.47    $     0.47
   Exercise price               $    0.65    $     0.50
   Term                         6.5 years     2.5 years
   Volatility (annual basis)         140%          140%

The following is a maturity schedule of these long-term debts for the next two years:


        2007                   $  171,875
        2008                    5,010,321
                                ----------
                               $5,182,196
                                ==========

As of April 30, 2007, the unamortized debt discount associated with the Laurus notes totaled $809,071.

On December 6, 2006, the Company issued to Dutchess a convertible promissory note in the  amount of $1,937,000 for a purchase price of $1,550,000. The note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the note is non-interest bearing. This note calls for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the note is paid in full. The $387,000 inherent discount is being amortized as debt discount over the term of the note. As of April 30, 2007, the unpaid principal balance totaled $1,692,409 and the unamortized inherent discount totaled $295,724.

In connection with the note, the Company paid Dutchess a facility fee of $90,000 and issued 400,000 shares of common stock as incentive shares with a fair value of $264,000. The $90,000 fee and $264,000 incentive shares in the note are being amortized as loan fees cost over the term of the note. As of April 30, 2007, the unamortized loan fees totaled $ 270,158. The note is convertible into shares of common stock at the election of the note holder. The conversion rate is at the lesser of (i) 50% of the lowest closing bid price during the 15 trading days preceding the conversion notice or (ii) 100% of the lowest bid price for the 20 days immediately preceding the convertible closing date. The convertible promissory note agreement contains a conversion limit which limits the ability of Dutchess to convert the note to not exceed 4.99% of the Company's outstanding shares of common stock at any given time.

                                                                            F11

The Company has determined the Dutchess convertible promissory note contains a beneficial conversion feature and qualifies for treatment under Emerging Issue Task Force No. 00-27. The beneficial conversion feature was valued at $1,196,000 under the intrinsic model. The beneficial conversion feature has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible promissory note. For the nine months ended April 30, 2007, the Company amortized a total of $283,263 with an unamortized balance of $912,737.


7.    STOCKHOLDERS' EQUITY

On August 10, 2006, the Company's common stock was adjusted to take into account a 50-to-1 reverse stock split. The Company's common stock has been adjusted on retroactive basis, accordingly, all previous balances have been adjusted for this reverse stock split.

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

In November 2006, a business entity converted 1,200 shares of preferred stock into 120,000 shares of common stock.

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

During the nine months ended April 30, 2007, there were no new stock options or warrants granted.

8     SUBSEQUENT EVENT

On June 6, 2007, the Company amended its Amended and Restated Certificate of Incorporation to increase its authorized shares of common stock from 100,000,000 to 500,000,000.

                                                                            F12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this report, our Form 10-KSB for the year ended July 31, 2006 and our Form 10-QSB for the three and nine months ended April 30, 2007 and 2006 which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Revenue and expense recognition - We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

Inventory - Inventory is comprised of finished goods held for sale and is stated at lower of cost or market value. Cost is determined by the average cost method. We estimate the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, we could be exposed to losses in excess of amounts recorded.

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

Stock-based compensation - On January 1, 2006, we adopted SFAS No. 123
(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2007
AND 2006.

Revenues

Revenues from sales for the three and nine month periods ended April 30, 2007 were $5,227,952 and $18,538,153 compared to $8,879,319 and $22,086,515 for the three and nine month periods ended April 30, 2006. The decrease in revenues for the three and nine month periods ended April 30, 2007 and for the three and nine month periods ended April 30, 2006 is primarily due to the minimum acceptable margins on sales orders we accept. Our focus on niche market transaction has generated higher margins. We have been more selective in the orders we take and are focusing on transactions that are more unique in our industry and therefore generate higher margins.

Cost of Sales

Our cost of sales was $4,241,681 and $15,249,945 for the three and nine month periods ended April 30, 2007 compared to $6,763,737 and $18,352,793 for the three and nine month periods ended April 30, 2006. The decrease in cost of sales in the three and nine month periods ended April 30, 2007 compared to the three and nine month periods ended April 30, 2006 was primarily due to the overall decrease in transactions as a result of us seeking higher margins.

Gross Profit

Our gross profit for the three and nine month periods ended April 30, 2007 totaled $986,271 and $3,288,208 compared to $2,115,582 and $3,733,722 for the three and nine month periods ended April 30, 2006. Overall, our gross profit percentage for the three and nine month periods ended April 30, 2007 approximated 18.9% and 17.7% of sales compared to 23.9% and 16.9% in the same periods of the prior year. Decrease in our gross profit percentage in the three months ended April 30, 2007 and an increase for the nine months ended April 30, 2007 compared to the three and nine months ended
April 30, 2006 is primarily due to us being more selective in the orders we take and selecting transactions for higher margins.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased to $1,027,116 and $4,267,926 for the three and nine month periods ended April 30, 2007 from $1,794,269 and $5,129,152 for the three and nine month periods ended April 30, 2006. We have made changes in our business plan to focus our efforts toward fewer but higher margin transactions. We intend that our overall reduction in transactions will allow us to reduce our overhead expenses. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently at reduced costs.

Interest and Financing Expense

Interest and financing expense increased to $848,824 and $1,837,840 for the three and nine month periods ended April 30, 2007 from $15,056 and $378,985 for the three and nine month periods ended April 30, 2006. The increase in the three and nine month periods ended April 30, 2007 compared to the three and nine month periods ended April 30, 2006 is primarily the result of us issuing new convertible promissory notes.
The notes have deemed beneficial conversion features resulting not only in normal interest expense but also expense related to the deemed beneficial conversion feature.

Net loss

Our net loss of $898,219 and $2,742,622 for the three and nine month periods ended April 30, 2007 compared to $79,273 and $2,983,952 for the three and nine month periods ended April 30, 2006 was attributable to the aforementioned factors.

Liquidity and Capital Resources

As of April 30, 2007, we had current assets of $6,958,726 and current liabilities of $4,780,574, resulting in a working capital surplus of $2,178,152 and as of that date we had cash of $1,176,486.

For the nine month periods ended April 30, 2007, we used cash from operations in the amount of $1,057,610 as compared to cash used in the amount of $2,842,247 for the nine month periods ended April 30, 2006. The decrease in the cash used is due to an increase in collections of accounts receivable during the nine month period ended April 30, 2007.

For the nine month period ended April 30, 2007, cash used in investing activities was $47,170 as compared to $1,894,560 for the nine month period ended April 30, 2006. The decrease in cash used in investing activities is primarily related to purchased goodwill in the prior year.

For the nine month period ended April 30, 2007, cash provided by financing activities was $1,700,815 as compared to cash provided by financing activities of $3,963,090 for the nine month period ended April 30, 2006.
The primary source of financing for the nine month period ended April 30, 2007 has been proceeds from issuances of two notes: a $1,937,000 face note with net proceeds of $1,550,000 and a $1,054,000 note. We believe the cash flow from current operating activities and capital raised, as needed, through existing debt financing will be sufficient to provide necessary capital for our operations for the next twelve months.

We had notes payable totaling $18,198 at April 30, 2007 and $194,019 at July 31, 2006. The notes payable are comprised of notes from the acquisition of Island Corporation and Solutions in Computing. The notes payables related to Island Corporation has been paid in full and Solutions in Computing total $18,198 is interest bearing at 5% per annum and required to be paid starting in March 2006 and ending August 2008. The note payable related to Synnex totaling $453,368 is unsecured, bearing interest of 6% annually, maturing April 23, 2007 which has been paid off as of April 30, 2007.

We had loans payable to a related party totaling $1,037,687 at April 30, 2007 comprised of advances from a business entity that our Chief Executive Officer and President controls. The advances are due on demand, secured and non-interest bearing.


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

In January 2006, we entered into a debt agreement with Dutchess for the issuance of a $1,250,000 promissory note for a purchase price of $1,000,000. Other than the $250,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid using 50% of the proceeds of each put notice delivered by us to Dutchess or $69,445 per month. As of April 30, 2007, the note has been paid in full. In connection with the note, we paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000.

In December 2006, we entered in a debt agreement with Dutchess for the issuance of a $1,937,000 promissory note for a purchase price of $1,550,000. The note matures in July 2008. The note required payment of fees associated with debt agreement comprising of $90,000 in cash and 400,000 shares of common stock valued at $264,000.

In July 2005, we entered into an equity line of credit agreement through a convertible debt facility with Laurus Master Fund, Ltd. granting access to borrow up to $5,500,000. The financing consisted of a $500,000 secured term loan and a $5,000,000 secured revolving note. On January 13, 2006, we agreed to revise the financing facility with Laurus. The revised facility consists of (i) a $500,000 Secured Convertible Note (ii) a Secured Convertible Minimum Borrowing Note, and (iii) a Secured Revolving Note. The revised notes are secured by a security interest in substantially all of our assets.

Pursuant to the Agreement, we agreed to amend the conversion price to $0.50 and the exercise price of the warrants to $0.65.

As of April 30, 2007, the outstanding balance of the term loan is $188,250. We intend to use the revolving note as our primary source of financing. As of April 30, 2007, the balance of the revolving note is $4,171,610.

On December 6, 2006, we issued to Dutchess a convertible promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the note is non-interest bearing. The note payment on this note calls for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the note is paid in full. The $387,000 inherent discount is being amortized as debt discount over the term of the note. As of April 30, 2007, the unpaid principal balance totaled $1,692,409 and the unamortized inherent discount totaled $295,724.

In connection with the note, we paid Dutchess a facility fee of $90,000 and agreed to issue 400,000 shares of common stock as incentive shares with a fair market value of $264,000. The note is convertible into shares of common stock at the election of the note holder. The conversion rate is at the lesser of
(i) 50% of the lowest closing bid price during the 15 trading days preceding the conversion notice or (ii) 100% of the lowest bid price for the 20 days immediately preceding the convertible closing date. The convertible promissory note agreement contains a conversion limit which limits the ability of Dutchess to convert the note to not exceed 4.99% of our outstanding shares of common stock at any given time.

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs or that financing will be available on terms favorable to us.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of our stock in lieu of cash, which may also result in dilution to existing stockholders.


SUBSIDIARY

As of April 30, 2007, our wholly-owned subsidiary is On The Go Technologies
Inc.

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


                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 23, 2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate. We have responded and intend to file a counter claim for damages caused by Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiffs' entire claim is frivolous. It is too early to determine the outcome of such allegations. However, we intend to vigorously defend against the plaintiffs' claim.

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


We did not sell any unregistered securities during the quarter ended April 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 2007, we held our Annual Meeting of Stockholders in Concord, Ontario, Canada. The total number of shares eligible to vote as of the record date of April 13, 2007 was 91,793,579. The total number of shares represented either in person or by proxy was 68,775,924. The following matters were voted on at the Meeting:


* The election of Board of Directors for the upcoming year: Stuart Turk and Ralph Magid were elected by a majority of stockholders with the following votes:

* Stuart Turk:  68,649,516 votes For, -0- votes Against, 126,408 Abstained.

* Ralph Magid:  68,656,624 votes For, -0- votes Against, 119,300 Abstained.

* A proposal to ratify appointment of Danziger & Hochman as our Independent Accountants. The proposal passed by a vote of 68,678,929 votes For, 33,645 Against and 63,350 Abstained.


* A proposal to amend our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares from 100,000,000 to 500,000,000. The proposal passed by a vote of 67,684,170 votes For, 1,016,930 votes Against and 74,824 Abstained.

* A proposal to amend our Amended and Restated Certificated of Incorporation, as amended, to authorize our Board of Directors to effectuate a reverse stock split of our outstanding common stock, prior to July 31, 2008, in the range of 1:2 to 1:50, as determined in the sole discretion of the Board. The proposal passed by a vote of 66,221,679 votes For, 2,511,545 votes Against and 42,700 Abstained.


ITEM 5. OTHER INFORMATION.

On October 1, 2004, we did a reverse stock split and exchanged all of our common shares on the basis of 30 shares for 1 and on August 10, 2006 we did a reverse stock split and exchanged all of our common shares on the basis of 50 shares for 1 new common share and began trading under the new ticker symbol "ONGO.OB."

On December 6, 2006, we issued to Dutchess Private Equities Fund LP.
a promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the note is non-interest bearing. The note will be repaid in payments of $60,000 U.S. per month for the first seven months, and $126,500 U.S. per month for the remaining months until the note is paid in full. In connection with the note, the Company agreed to issue 400,000 shares of restricted common stock as incentive shares with a fair value of $264,000 which as April 30, 2007 had not been issued.

On June 6, 2007, we amended our Amended and Restated Certificate of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000.

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

3.4 Certificate of Amendment of the Certificate of Incorporation, as amended, dated June 6, 2007 (filed herewith).

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

4.24 Amended and Restated Security Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
        Exhibit 4.4 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.25 Amended and Restated Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as Exhibit 4.5 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.26 Amended and Restated Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
        Exhibit 4.6 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.27 Promissory Note between the Company and Val Silva, dated February 2, 2006 (included as Exhibit 4.1 to the Form 8-K filed February 6, 2006, and Incorporated herein by reference).

4.28    Form of Series "D" Common Stock Purchase Warrant (included as Exhibit
        4.22 to the Form SB-2 filed February 21, 2006, and Incorporated herein by reference).

4.29 Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated December 6, 2006 (included as Exhibit 4.29 to the Form 10-QSB filed December 12, 2006, and incorporated herein by reference).

4.30 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 16, 2007 (included as Exhibit 4.30 to the Form SB-2 filed January 16, 2007, and incorporated herein by reference).

4.31 Lock-up Agreement between the Company and Stuart Turk, dated July 31, 2005 (included as Exhibt 4.1 to Schedule 13D filed August 22, 2006, and incorporated herein by reference).


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

10.17 Side Letter Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated March 19, 2007 (filed as Exhibit 10.15 to the
        Form SB-2 filed March 20, 2007, and incorporated herein by reference).

10.18 2007 Stock Option Plan, dated April 24, 2007 (filed as Exhibit 10.1 to the Form S-8 filed April 25, 2007, and incorporated herein by reference).

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

                                             ON THE GO HEALTHCARE, INC.



Dated: June 12, 2007                         By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: June 12, 2007                         By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer