Form 10KSB
period 2007-07-31
ON THE GO HEALTHCARE INC
filed 2007-10-29
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

                                  (Mark One)

 [X} ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED JULY 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
             FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NO. 333-61538

                          ON THE GO HEALTHCARE, INC.
             (Exact name of issuer as specified in its charter)

            DELAWARE                                  98-0231687
      ----------------------                         --------------
   (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization)               identification number)


    85 CORSTATE AVENUE, UNIT #1, CONCORD, ONTARIO, CANADA           L4K 4Y2
          (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (905) 760-2987

      Securities registered under Section 12(b) of the Exchange Act: NONE.

      Securities registered under Section 12(g) of the Exchange Act: NONE.
                              (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

State issuer's revenues for its most recent fiscal year: $24,510,797.

As of October 23, 2007, the aggregate market value of the issuer's common stock held by non-affiliates was $1,130,510 (based on the closing price of $0.0022 per share of common stock on October 23, 2007, as reported by the Over-the-Counter Bulletin Board).

The issuer had 513,868,428 shares of common stock outstanding as of October 23, 2007.

Documents incorporated by reference: None.

                   ---------------------------------------

                         ON THE GO HEALTHCARE, INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                    PAGE NO.
PART I

ITEM 1.  DESCRIPTION OF BUSINESS.........................................3

ITEM 2.  DESCRIPTION OF PROPERTY........................................10

ITEM 3.  LEGAL PROCEEDINGS..............................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............10


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.......11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......13

ITEM 7.  FINANCIAL STATEMENTS...........................................F1

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.......................................19

ITEM 8A. CONTROLS AND PROCEDURES........................................19

ITEM 8B. OTHER INFORMATION..............................................19


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF
         THE EXCHANGE ACT...............................................19

ITEM 10. EXECUTIVE COMPENSATION.........................................22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................24

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE..........................................25

ITEM 13. EXHIBITS.......................................................26

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................29

PART I

FORWARD LOOKING STATEMENTS DISCLAIMER

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this annual report on Form 10-KSB and other filings we make from time to time filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 1. DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

We incorporated in the State of Delaware on July 21, 2000. We immediately acquired International Mount Company Limited, a private corporation owned and operated by Stuart Turk. International Mount stockholders received 16,000,000 shares of our common stock and a cash payment of $198 in exchange for all the issued and outstanding shares of International Mount's common stock pursuant to a Share Exchange Agreement.

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

On February 28, 2005, we advanced the sum of $200,000 as a secured loan to 1637033 Ontario Limited of the City of Vaughan in the Province of Ontario in Canada. The borrower was subsequently found to be in default of the terms of the loan and the shares of the borrower were surrendered by the stockholder to us in full and final settlement of the outstanding loan. The assets of the borrower included 100% of the outstanding stock of a private corporation known as Helios/Oceana Ltd. which was primarily in the business of providing system integration services related to computer hardware and software. The borrower was also in possession of a note secured by all of the assets of Helios/Oceana Ltd. We subsequently acquired all of the assets of Helios/Oceana Ltd. including the name and any trademarks under the terms of the security provided under the note held by 1637033 Ontario Limited. We accounted for this transaction as an acquisition of a business by allocating the $200,000 to the fair value of the net assets and goodwill of Helios/Oceana Ltd.

On July 5, 2005, we entered into an Asset Sale Agreement with Vital Products, Inc. We agreed to sell all of the equipment used in our Childcare Division including, but not limited to, molds and dies related to the Baby Bath, packaging molds and dies for the padded training seat, mixing tank and 2kw RF welder as well as sealing machine dies, custom equipment to produce the padded training seat, and formulations related to producing materials. In exchange for the Childcare Division's assets, Vital Products agreed to issue 1,000,000 shares of its common stock having an aggregate fair market value of $250,000 to a trust which will hold the shares for the benefit of the stockholders of On the Go Healthcare, Inc., and two term notes in the amounts of $750,000 and $255,000. The notes pay 20% simple annual interest.

On July 19, 2005, we entered into an agreement with Elaine Abate, John Abate, Gerhard Schmid, Frank Abate, 1066865 Ontario Inc., and Infinity Technologies, Inc. to purchase all of the issued and outstanding shares of Infinity Technologies, Inc. stock in exchange for $2,155,382. The purchase price was paid in a combination of shares of our restricted common stock valued at $1,350,000, $395,549 in cash ($819,672 cash paid less $424,123 cash acquired), and a promissory note for $409,833. The promissory note paid no interest and was paid in three equal payments on January 15, 2006, February 15, 2006, and March 15, 2006.

On January 10, 2006, we entered into an agreement to purchase all of the issued and outstanding shares of Island Corporation stock in exchange for
$2,065,100.   The purchase price was paid in a combination of 1,060,000
shares of our restricted common stock valued at $775,100, $860,000 in cash,
and a promissory note for $430,000.   The promissory note paid no interest
and was paid in full on February 21, 2007.

On January 31, 2006, we entered into an agreement to purchase certain assets
of Solutions In Computing, Inc. in exchange for $491,202.   The purchase price
was be paid for with a combination of 800,000 shares of our restricted common stock valued at $320,000, $87,796 in cash and a promissory note for $83,406 with interest at the rate of 5% per year as follows: monthly payments of principal and interest in the amount of $2,845 on the first day of each and every month with the first of such payments due and payable on March 1, 2006 and the last of such payments due and payable on August 1, 2008. On
July 24, 2007, we paid the promissory note in full, in advance of its due date.

During May 2006, we amalgamated all of our subsidiaries into On the Go Technologies, Inc. Accordingly, as of July 31, 2007, we conduct our operations directly.

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

  * Software:    Microsoft Windows and Apple Macintosh retail boxed products that relate to the operation of computers, servers and laptops.
                 Those software products include the operating system sold separately as well as with the original hardware.

  * Supplies:    Toner, ink, ribbons, labels, paper and cleaning products.

All of the products sold by us are manufactured by others.

CUSTOMERS

We market our computer products principally to Fortune 500 and 100 corporations. The customer base is primarily made up of regional health information organizations, multi-site hospitals, and U.S. Government Department of Defense medical and diagnostic testing and imaging centers. In general, the dealers, wholesalers and retailers to whom we market our products also sell other similar products, some of which compete with our products.

We do not depend on one or even a few major customers. As of October 19, 2007, we estimate that we had 1,500 customers and that our revenue mix is approximately 90% from Fortune 500 and 100 corporations and 10% from independent businesses.

DISTRIBUTION/DEALER NETWORK

We provide same-day and next-day services to all our customers. We have our truck deliver to our local customers and utilize same-day and next-day couriers such as FedEx, UPS and Purolator to meet our delivery commitments. We believe that our ability to continue to grow our revenue base depends in part upon our ability to provide our customers with efficient and reliable service.

As of October 19, 2007, we distributed our products through one primary point of distribution located in Concord, Ontario, Canada. We also drop ship many of our computer products direct from our suppliers' warehouse. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.

SALES AND MARKETING

Our sales and marketing strategies have been created based on specific target markets. As of October 19, 2007, we have established a dedicated sales force composed of fifteen full-time sales representatives. We have developed an extensive telemarketing program, consisting of telemarketing sales personnel located in Toronto, Ontario, to target financial, graphics, utility, and education sectors throughout North America. We are planning an expansion of our telemarketing program to enhance the sales and marketing efforts of our sales forces. We utilize a professionally-produced business card CD-Media presentation product to market our authorized products and services.

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

Unlike our competitors who rely on single direct from manufacturer supply channels, we partner with a wide range of distributor partners who can supply products from a large number of strategically placed warehouses throughout North America. We not only receive manufacturer-sponsored pricing assistance to establish and maintain a competitive pricing strategy, but we benefit from a better stocked supply channel than direct from manufacturer competitors.
In partnering with a large and diverse distributor supply channel, we offer a wider range of products than our competitors who rely on direct relationships with the manufacturers they represent. While these direct relationships offer the benefit of more competitive pricing, they restrict the ability of our competitors to deliver products to their customers in an acceptable time frame. We operate on a smaller scale than many of our competitors allowing us greater flexibility to fulfill expedited same-day and next-day delivery requirements in a volatile market that demands fast service. We receive assistance from manufacturers and distributors alike to ensure our pricing remains competitive. The personalized service to the customers, our ability to offer expedited delivery to our customers and the assistance we receive from manufacturers and distributors to remain price competitive supports the assertion that we are positively differentiated from our competitors. We believe that these attributes combined with technological advances relating to our manufactured and proprietary products are favorable factors in competing with other manufacturers and value-added resellers such as:

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

We have registered the business names of Compuquest, Helios Oceana and Infinity Technologies. The registrations provide us solely with additional registered names to do business under.

We acquired one registered trademark in Canada for "Compuquest". The registered trademark is significant to us because it will provide us with name and market recognition and distinguish us from our competitors.

We regard our trademarks, copyrights, domain names, trade dress, trade secrets, and similar intellectual property as important to our success, and we rely on trademark, and copyright law, trade-secret protection and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

EMPLOYEES

As of October 19, 2007, we had 40 full-time employees. Management believes our relations with our employees are good. None of the employees are covered by any collective bargaining agreement.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

WE HAVE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE. WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $6,309,632 for the year ended July 31, 2007 and a net loss of $6,342,635 for the year ended July 31, 2006. Our future operations may not be profitable if we are unable to develop our business. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

WE HAVE A LIMITED OPERATING HISTORY AND YOU MAY LOSE YOUR INVESTMENT IF WE ARE UNABLE TO MARKET OUR COMPUTER PRODUCTS.

Until October 2003, when we acquired Compuquest, we engaged only in limited business activities, manufacturing child and healthcare products. We may be faced with problems, delays, expenses and difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. We may not be able to acquire our products at reasonable cost, or market successfully, any of our products. Therefore, we could go out of business and you may lose your investment.

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

OUR ORIGINAL STOCKHOLDERS WILL HAVE CONTROL OVER OUR POLICIES AND AFFAIRS FOR THE FORESEEABLE FUTURE AND THESE STOCKHOLDERS MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original stockholders own at least 51% of our voting securities. The original stockholders will continue to control our policies and affairs and all corporate actions requiring stockholder approval, including election of directors. Additionally, Mr. Stuart Turk, our Chairman, President and Chief Executive Officer, currently controls a majority of our voting securities. Mr. Turk's holdings may delay, deter or prevent transactions, such as mergers or tender offers that would otherwise benefit investors.

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

As of October 19, 2007, we had 40 employees. We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

IF WE LOSE THE SKILLS OF THE FOUNDERS OF OUR ACQUIRED COMPANIES, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

In January 2006, we acquired Island Corporation and Solutions In Computing. We have retained the services of the founders of these companies we have acquired. We believe the services that each of these founders provides are critical to our success. The founders hold prime relationships with key suppliers. These relationships afford us access to valuable resources that help ensure product availability on time that is competitively priced. If we were to lose the benefit of these services, our ability to develop and market our computer products may be significantly impaired, which would impede our ability to attain profitability.

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

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered in Concord, Ontario, Canada where we lease a 12,500 square-foot facility in support of our marketing, manufacturing and distribution requirements. We have a month-to-month lease and pay $7,585 per month in rent. We believe this facility is adequate for our needs for the next 2 years. We manufacture and ship our products directly from our head office.

ITEM 3. LEGAL PROCEEDINGS

On June 23, 2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiff's entire claim is frivolous. It is too early to determine the outcome of such allegations; however, we intend to vigorously defend against the plaintiff's claim.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against our Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 18, 2007, stockholders acted by written consent to vote on the following matter: to amend the Amended and Restated Certificate of Incorporation, as amended, to increase the total authorized shares to 1,001,000,000 shares, consisting of a class of 1,000,000,000 shares of common stock, par value $0.0001 per share, and a class of 1,000,000 shares
of Preferred Stock, par value $0.01 per share.   Votes for: 445,826,800,
or 72.25%.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over the counter and has been quoted on the OTC Bulletin Board since February 5, 2003. The stock currently trades under the symbol "ONGO.OB." Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended
July 31, 2007, as reported by the Bloomberg Financial Network, are as follows:

YEAR ENDED                 HIGH               LOW

2005
July 31, 2005           $ 60.00           $ 36.00

2006
October 31, 2006        $ 75.00           $ 41.00
January 31, 2006        $ 57.00           $ 17.50
April 30, 3006          $ 24.50           $ 10.00
July 31, 2006           $ 11.50           $  5.00

2007
October 31, 2006        $  5.00           $  1.35
January 31, 2007        $  1.77           $  0.15
April 30, 2007          $  0.165          $  0.026
July 31, 2007           $  0.0275         $  0.0019

Prices are restated for a 30:1 reverse split on October 1, 2004 and a 50:1 reverse split on August 10, 2006.

Holders

The number of record holders of our common stock as of October 17, 2007 was approximately 3000, not including nominees of beneficial owners.

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans:

                Equity Compensation Plan Information
                ------------------------------------

Plan Category     Number of securities   Weighted-average  Number of securities
                    to be issued upon     exercise price    remaining available
                 exercise of outstanding   of outstanding   for future issuance
                        options,         options, warrants      under equity
                  warrants and rights      and rights        compensation plans
                                                          (excluding securities
                                                                reflected in
                                                                    column (a))
--------------   -----------------------  ----------------  -------------------
                           (a)                    (b)               (c )
--------------   -----------------------  ----------------  -------------------

Equity
compensation
plans approved
by security
holders                     0                      -                 0


Equity
compensation
plans not
approved by
security holders          334                    $75.00              0
                 -----------------------  ----------------  -------------------

Total                     334                    $75.00              0
                 =======================  ================  ===================


SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended July 31, 2007, we adopted the following stock option plans.

             Stock Option Plan                   Number of Shares Issued
                                                    Pursuant to Plan
----------------------------------------------   -----------------------
2007 Stock Option Plan, dated January 16, 2007           50,000,000
2007 Stock Option Plan, dated April 24, 2007             17,000,000
2007 Stock Option Plan, dated June 6, 2007              100,000,000


The common stock issued pursuant to the above plans was registered on Form S-8s with the Securities and Exchange Commission and were issued to consultants and employees in lieu of cash compensation.

RECENT SALES OF UNREGISTERED SECURITIES

On June 7, 2007, we issued 3,200,000 restricted shares of common stock to Pentony Enterprises, LLC in exchange for investor relations services valued at $48,000.

On October 10, 2007, we issued 11,000,000 restricted shares of common stock to Quality Stocks.net in exchange for investor relations services valued at $45,100.

With respect to the sales of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

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

Revenue and expense recognition - We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101 as modified by SAB 104.
Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns based on historical patterns.


Allowance for doubtful accounts - The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Inventory - Inventory is comprised of finished goods held for sale and is stated at the lower of cost, determined on an average cost basis, or market. Based on our assumptions about future demand, market conditions and obsolescence, inventories are written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

Amounts billed to customers for shipping and handling are recorded as sales revenues. Costs incurred for shipping and handling are included in cost of sales.

We offer discounts and point-of-sale rebates to our customers on some of our products. The cost of these discounts and point-of-sale rebates are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue.

Asset impairment - We assess the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the assets.

Income taxes - We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in operations in the period that includes the enactment date.

Stock-based compensation - On January 1, 2006, we adopted SFAS No. 123 (R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2007 COMPARED TO 2006

Revenues

Revenues from sales for the year ended July 31, 2007 were $24,510,797 and $30,011,797 for the year ended July 31, 2006. The decrease in revenues for the year ended July 31, 2007 compared to 2006 was primarily the result of being more selective in orders we take as we are shifting our focus to transactions that are more unique in our industry and therefore generate higher margins.

Cost of Sales

Our cost of sales was $20,038,977 for the year ended July 31, 2007 compared to $25,281,289 for the year ended July 31, 2006. The decrease in cost of sales in the year ended July 31, 2007 compared to 2006 was primarily due to the overall decrease in transactions as a result of us seeking higher margins.

Gross Profit

Our gross profit for the year ended July 31, 2007 totaled $4,471,820 compared to $4,730,508 for the year ended July 31, 2006. Overall, our gross profit percentage for the year ended July 31, 2007 approximated 18.2% of sales compared to 15.8% in 2006. The increase in our gross profit percentage in the year ended July 31, 2007 compared to the year ended July 31, 2006 is primarily due to us being more selective in the orders we take and selecting transactions for higher margins.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased to $7,369,092 for the year ended July 31, 2007 from $9,185,147 for the year ended July 31, 2006. We have made changes in our business plan to focus our efforts toward fewer but higher margin transactions. We intend that our overall reduction in transactions will allow us to reduce our overhead expenses. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently at reduced costs.

Interest and Financing Expense

Interest and financing expense increased to $2,374,730 for the year ended
July 31, 2007 from $1,233,291 for the year ended July 31, 2006. The increase was primarily the result of new convertible debentures which had deemed beneficial conversion features resulting not only in normal interest expense but also expense related to the deemed beneficial conversion features.

Impairment Loss

Impairment loss increased to $1,105,846 for the year ended July 31, 2007 from $-0- for the year ended July 31, 2006. The increase in impairment loss for the year ended July 31, 2007 compared to the prior year was due to certain goodwill balances related to acquisitions we had done within the last several years which we believe will not provide the same level of economic benefit in the future.

Net Loss

We had a decrease in our net loss to $6,309,632 for the year ended July 31, 2007 from $6,342,635 for the year ended July 31, 2006. The decrease in net loss was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2007, we had current assets of $6,960,615 and current liabilities of $7,703,218, resulting in a working capital deficit of $742,603. As of that date we had cash of $882,131. As of July 31, 2006, we had current assets of $7,026,177 and current liabilities of $5,116,644, resulting in a working capital surplus of $1,909,533. As of that date we had cash of $481,799.

For the year ended July 31, 2007, cash required for operations was $255,960 as compared to $2,798,558 for the year ended July 31, 2006. The decrease in the cash requirement is primarily due to the increase in accounts receivable collections and decrease in accounts payable payments as result of decreased selling, general and administrative expenses.

For the year ended July 31, 2007, cash used in investing activities was $59,638 as compared to $1,449,855 for the year ended July 31, 2006. The decrease in cash used in investing activities was primarily related to acquisitions in the prior year of Island Corporation and Solutions In Computing Inc. We did not have any acquisitions in the current year.

For the year ended July 31, 2007, cash provided by financing activities was $649,607 as compared to cash provided by financing activities of $3,394,194 for the year ended July 31, 2006. The primary source of financing for the year ended July 31, 2007 has been our $5,000,000 revolving line of credit with, Laurus Master Fund, Ltd., whereas in the prior year we had proceeds from sale of stock in addition to the revolving line of credit.

In July 2005, we entered into an equity line of credit agreement through a convertible debt facility with Laurus granting access to borrow up to $5,500,000. The financing consisted of a $500,000 secured term loan and a $5,000,000 secured revolving note. In January 2006, we agreed to revise the convertible debt facility with Laurus and agreed to further amend the terms in May 2006, September 2007 and again in October 2007.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of our stock in lieu of cash, which may also result in dilution to existing stockholders.

FINANCING ACTIVITES

On November 30, 2005, we issued to Dutchess Private Equities Fund, LP a promissory note in the amount of $800,000 for a purchase price of $640,000. The note was due and payable in full on November 30, 2006. Other than the $160,000 discount inherent in the purchase price, the note was non-interest bearing. We repaid the note using 50% of the proceeds of each put notice issued to Dutchess pursuant to our Equity Line of Credit with Dutchess or $66,667 per month. The note was fully paid in December 2006.

In connection with the note, we paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of common stock as incentive shares with a fair value of $153,000.

On January 6, 2006, we issued to Dutchess a promissory note in the amount of $1,250,000 for a purchase price of $1,000,000. The note was due and payable in full on June 30, 2007. Other than the $250,000 discount inherent in the purchase price, the note was non-interest bearing. We repaid the note using 50% of the proceeds of each put notice issued to Dutchess pursuant to our Equity Line of Credit with Dutchess or $69,445 per month. On April 9, 2007, we paid the promissory note in full, in advance of its due date of June 30, 2007.

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000.

On July 14, 2005, we executed a convertible debt facility with Laurus granting access to borrow up to $5,500,000. This financing consisted of a $500,000 secured term loan (the "Term Note") and a $5,000,000 secured revolving note (the "Revolving Note"). The Revolving Note was effectuated through a $2,500,000 convertible minimum borrowing note (the "Minimum Borrowing Note") and provided for advances of up to 90% of eligible accounts receivable. To the extent we repaid the amount outstanding under the Revolving Note and/or Laurus converted amounts due under the Revolving Note into common stock, we could re-borrow or make additional borrowings, provided that the aggregate amount outstanding did not exceed the eligible accounts receivable.

Both the $500,000 Term Note and the $2,500,000 Convertible Minimum Borrowing Note, together the "Notes," provided for conversion, at the option of Laurus, of the amounts outstanding into our common stock at a fixed conversion price of $1.02 per share. In the event that we issued common stock or derivatives convertible into our common stock for a price less than $1.02 per share, then the price at which Laurus could convert its shares was reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus was obligated to convert scheduled principal and interest payments under the Term Note when (i) a registration statement became effective with respect to the shares of common stock underlying the indebtedness, (ii) the 5 day average market price of our common stock was 115% of the fixed conversion price, and
(iii) certain trading volume criteria had been met.

As part of the transaction, we also issued Laurus a seven-year warrant to purchase 1,420,000 shares of our common stock at a price of $1.11 per share.

The Notes bear annual interest at the prime rate plus 2% subject to a floor of 8%, and mature in three years. The interest rate on the Notes will be decreased by 2.0% for every 25% increase in the market value of our common stock above the fixed conversion price up to a minimum of 0.0%. Monthly interest payments on the Notes began August 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $15,625, are payable on the first day of each month commencing December 1, 2005. The final principal amortization payment on the Term Note is due July 14, 2008. Under the Term Note, if monthly payments of interest and principal are made in cash rather than converted to shares of common stock, we will pay Laurus 100% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 30% of the principal being repaid. The
Revolving Note terminates and borrowings thereunder become due
July 14, 2008.

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

Pursuant to the Agreement, we agreed to amend the conversion price to $0.50, subject to adjustment. In addition, we agreed to amend the exercise price of the warrants to $0.65, subject to adjustment. In May 2006 we agreed to amend the Term Note so that the conversion price of $0.50 would be reduced to $0.14 for $85,000 of the principal and associated interest and fees.
The rest of the principal of the Term Note and the interest associated with the principal continues to be convertible at $0.50. On June 5, 2006 we reduced the fixed conversion price of the Term Note from $0.50 to $0.14.
On July 11, 2007, we agreed to further amend the Term Note to reduce the fixed conversion price of the Term Note to $0.005.

In September 2007, we agreed to amend the Minimum Borrowing Note to reduce the fixed conversion price of $0.50 to $0.005 for the first $150,000 of the principal converted after September 24, 2007. The rest of the principal of the Minimum Borrowing Note and the interest associated with the principal would be convertible at $1.02. In October 2007, we agreed to further amend the Minimum Borrowing Note to change the fixed conversion price of $0.005 for the first $150,000 of the principal converted after September 24, 2007 to the price equal to eighty percent of the average of the five lowest closing prices of our common stock during the ten trading days immediately prior to the date of such conversion; provided, however, that the fixed conversion price applicable to such conversion may not be less than $0.001, subject to adjustments, for the first $250,000 of the principal converted after October 15, 2007. The rest of the principal of the Minimum Borrowing Note and the interest associated with the principal would still be convertible at $1.02.

As of July 31, 2007, we had $145,355 outstanding of the total of $500,000 borrowed under the Term Note and $3,891,039 under the Revolving Note. At July 31, 2007, $1,108,961 remains available for borrowing under the Revolving Note with Laurus.

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2007, we do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Annual Report as indexed on pages F1 through F18.


                                   ON THE GO HEALTHCARE, INC.

                                            INDEX

                                    July 31, 2007 and 2006


                                                                          Page


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............. F2


      CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets.......................................... F3

      Consolidated Statements of Operations................................ F4

      Consolidated Statements of Changes in Stockholders' Equity........... F5

      Consolidated Statements of Cash Flows................................ F6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................... F7 - F19



                                                                            F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of On the Go Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of On the Go Healthcare, Inc. as of July 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended July 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Go Healthcare, Inc. as of July 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



/s/ Danziger Hochman Partners LLP
----------------------------------
Danziger Hochman Partners LLP


Toronto, Canada
October 15, 2007



                                                                            F2

ON THE GO HEALTHCARE, INC
(dba ON THE GO TECHNOLOGIES GROUP)
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

                                                July 31, 2007    July 31, 2006
                                               --------------    -------------
                                ASSETS
Current assets
  Cash                                               $882,131         $481,799
  Accounts receivable, net                          4,115,899        4,906,301
  Inventory                                           159,697          213,848
  Income tax receivable                                 5,580           82,743
  Prepaid expenses                                     50,938          135,486
  Due from Vital Products, Inc.                     1,746,370        1,206,000
                                               --------------    -------------
    Total current assets                            6,960,615        7,026,177

Investment in Vital Products, Inc                     250,000          250,000
Property and equipment, net of
  accumulated depreciation                            508,224          646,212
Capitalized loan fees, net                            214,263                -
Goodwill                                            3,317,537        4,423,383
                                               --------------    -------------
Total assets                                      $11,250,639      $12,345,772
                                               ==============    =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses            $3,510,721       $4,154,827
  Loans payable to related party                      294,123                -
  Note payable                                              -          194,019
  Current portion of long-term debts, net           3,898,374          767,798
                                               --------------    -------------
    Total current liabilities                       7,703,218        5,116,644

Long-term debts, net                                        -        2,973,084
                                               --------------    -------------
Total liabilities                                   7,703,218        8,089,728
                                               --------------    -------------
Commitments and contingencies                              -                 -

Conditionally redeemable convertible
  preferred stock; Series B 1.5%                   1,000,000                 -
                                               --------------    -------------
Stockholders' equity
  Preferred stock; $0.01 par value;
    1,000,000 shares authorized,
     229,134 and 284,134 issued and
      outstanding, respectively                        2,291             2,841
  Common stock; $0.0001 par value;
    1,000,000,000 shares authorized,
     186,576,779 and 463,529 issued
      and outstanding, respectively                   18,658                46
  Additional paid-in capital                      19,172,145        14,213,952
  Prepaid expenses paid with common stock           (441,569)                -
  Accumulated other comprehensive income            (279,508)         (345,831)
  Accumulated deficit                            (15,924,596)       (9,614,964)
                                               --------------    -------------
    Total stockholders' equity                     2,547,421         4,256,044
                                               --------------    -------------
Total liabilities and stockholders' equity       $11,250,639       $12,345,772
                                               ==============    =============


See Accompanying Notes to Consolidated Financial Statements

                                                                            F3

ON THE GO HEALTHCARE, INC
(dba ON THE GO TECHNOLOGIES GROUP)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006



                                                  For the          For the
                                                 year ended       year ended
                                                July 31, 2007    July 31, 2006
                                               --------------    -------------


Sales                                             $24,510,797      $30,011,797
Cost of revenues                                   20,038,977       25,281,289
                                               --------------    -------------

        Gross profit                                4,471,820        4,730,508
                                               --------------    -------------

Operating expenses
        Depreciation and amortization                 197,626          208,063
        Selling, general and administrative         7,369,092        9,185,147
                                               --------------    -------------
                Total operating expenses            7,566,718        9,393,210
                                               --------------    -------------
        Loss from operations                       (3,094,898)      (4,662,702)
                                               --------------    -------------
Other income (expense)
        Interest and financing expense             (2,374,730)      (1,233,291)
        Loss on extinguishment of debt                      -         (633,479)
        Impairment loss                            (1,105,846)               -
        Interest income earned on due from
          Vital products inc.                         265,842          140,478
        Interest earned - other                             -           46,359
                                               --------------    -------------

                Total other income (expense)       (3,214,734)      (1,679,933)
                                               --------------    -------------
Loss before provision for income taxes             (6,309,632)      (6,342,635)

Provision for income taxes                                  -                -
                                               --------------    -------------
Net loss                                          $(6,309,632)     $(6,342,635)
                                               ==============    =============
Earnings per share computation:
        Net loss per common share                      $(0.17)         $(32.28)
                                               ==============    =============
Weighted average common shares outstanding -
        basic and diluted                          37,523,113          196,460
                                               ==============    =============


See Accompanying Notes to Consolidated Financial Statements

                                                                            F4

ON THE GO HEALTHCARE, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
COSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2007 AND 2006


                                                                                Prepaid
                                                                               Expenses   Accumulated
                                                                   Additional  Paid with     Other                      Total
                     Preferred Stock           Common Stock         Paid-in     Common   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital      Stock    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------

Balance,
 July 31, 2005    279,134     2,791        72,119             7     8,411,161          -       22,814    (3,272,329)    5,165,444

Issuance of
 stock for cash     5,000        50        60,411             6     1,053,207          -            -             -     1,053,263

Issuance of stock
  for services          -         -       157,070            15     2,119,660          -            -             -     2,119,675

Issuance of stock
  for purchase of
  Island
  Corporation           -         -        23,200             2       775,098          -            -             -       775,100

Issuance of stock
  for purchase of
  Solutions In
  Computing             -         -        16,000             2       319,998          -            -             -       320,000

Issuance of stock
  for payment on
  convertible
  debts                 -         -       125,529            13     1,156,829          -            -             -     1,156,842

Issuance of stock
  for financing
  costs                 -         -         9,200             1       376,999          -            -             -       377,000

Foreign currency
  translation           -         -             -             -             -          -     (368,645)            -      (368,645)

Net loss                -         -             -             -             -          -            -    (6,342,635)   (6,342,635)
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------
Balance,
 July 31, 2006    284,134   $ 2,841       463,529   $        46   $14,213,952          -  $  (345,831)  $(9,614,964)  $ 4,256,044

Issuance of
  common stock
  for services          -         -   170,200,000        17,020     3,434,985   (441,569)           -             -     3,010,436

Conversion of
  preferred
  stock into
  common stock    (55,000)     (550)    5,500,000           550             -          -            -             -             -

Beneficial
  conversion
  feature related
  to convertible
  debt                  -         -             -             -     1,196,000          -            -             -     1,196,000

Issuance of
  common stock
  related to
  exercise
  of warrants           -         -        13,250             2            (2)         -            -             -             -

Issuance of
  common stock
  related to
  loan fees             -         -       400,000            40       263,960          -            -             -       264,000

Issuance of
  common stock
  as principal
  payment on
  notes payable
  totaling $64,250      -         -    10,000,000         1,000        63,250          -            -             -        64,250

Foreign
  currency
  translation           -         -             -             -             -          -       66,323             -        66,323

Net loss                -         -             -             -             -          -            -    (6,309,632)   (6,309,632)
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------
Balance,
  July 31, 2007   229,134    $2,291   186,576,779       $18,658   $19,172,145   (441,569)   $(279,508) $(15,924,596)   $2,547,421
                =========   =======   ===========   ===========   ===========  =========  ===========   ===========   ===========


See Accompanying Notes to Consolidated Financial Statements

                                                                            F5

ON THE GO HEALTHCARE, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006


                                                  For the          For the
                                                 year ended       year ended
                                                July 31, 2007    July 31, 2006
                                               --------------    -------------


Cash flows from operating activities:
  Net loss                                       $(6,309,632)     $(6,342,635)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Stock-based compensation and
        consideration for services rendered        3,010,436        2,496,675
      Financing cost related to convertible
        debt                                       1,917,976          745,628
      Depreciation and amortization                  197,626          208,063
      Interest earned on due from vital
        products, inc.                              (265,842)        (140,478)
      Write-off of deferred tax asset                      -          427,945
      Loss on extinguishment of debt                       -          633,479
      Impairment loss                              1,105,846                -
  Changes in operating assets and liabilities:
      Change in accounts receivable                  579,150       (1,141,554)
      Change in inventory                             54,151          294,177
      Change in prepaid expenses                      84,548            6,430
      Change in due from Vital Products              (63,276)               -
      Change in income tax receivable                 77,163          (53,040)
      Change in accounts payable and accrued
        expenses                                    (644,106)          66,752
                                               -------------     ------------
        Net cash used in operating activities       (255,960)      (2,798,558)
                                               -------------     ------------
Cash flows from investing activities:
  Purchase of island corporation and solutions
    in computing inc.                                      -       (1,001,476)
  Purchase of property and equipment                 (59,638)        (448,379)
                                               -------------     ------------
        Net cash used in investing activities        (59,638)      (1,449,855)
                                               -------------     ------------
Cash flows from financing activities:
  Payments on long-term debt                     (26,774,680)      (4,777,252)
  Payments on notes payable                         (194,019)        (215,817)
  Proceeds from related party loan                 1,294,123                -
  Proceeds from long term debt                    26,324,183        7,334,000
  Proceeds from stock issuances                            -        1,053,263
                                               -------------     ------------
        Net cash provided by financing
          activities                                 649,607        3,394,194
                                               -------------     ------------
Effect of foreign currency exchange                   66,323         (368,645)
                                               -------------     ------------
Net change in cash                                   400,332       (1,222,864)
Cash, beginning of period                            481,799        1,704,663
                                               -------------     ------------
Cash, end of period                                 $882,131         $481,799
                                               =============     ============


See Accompanying Notes to Consolidated Financial Statements

                                                                            F6

1.  DESCRIPTION OF HISTORY AND BUSINESS OF THE COMPANY

Description of history and business - On The Go Healthcare, Inc. (the "Company"), doing business as On The Go Technologies Group, was incorporated on July 21, 2000 in the State of Delaware.

In October 2003, the Company acquired the assets and liabilities of Compuquest, Inc. through its subsidiary the International Mount Company, Compuquest is an authorized dealer of computer hardware, software and peripherals for Acer America, AST Computer, Hewlett-Packard, Microsoft and Toshiba.

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

In January 2006, the Company completed the purchase of Solutions In Computing Inc.,a supplier of computer hardware and software focusing in the entertainment field.

During May 2006, the Company amalgamated all of its subsidiaries into On the Go Technologies Inc. Accordingly, as of July 31, 2006, the Company conducted its operations directly.

The Company is in the business as a value added distributor of computer and computer related products. The Company operates in Canada and its headquarters are located in Ontario, Canada.

Liquidity, capital resources and going concern - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2007, the Company had not yet achieved profitable operations, had accumulated losses of $15,924,596 since its inception, had a working capital deficiency of $742,603 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern under generally accepted accounting principles. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

                                                                            F7

As of July 31, 2007, the Company had total current assets of $6,960,615 and total current liabilities of $7,703,218 resulting in a working capital deficit of $742,603. As of July 31, 2007, the Company had cash totaling $882,131.
The Company's cash flow from operating activities for the year ended July 31, 2007 resulted in a deficit of $255,960. The Company's cash out flow from investing activities resulted in a deficit of $59,638. The Company's cash inflow from financing activities resulted in an increase of $649,607.
Overall, the Company's cash flows for the year ended July 31, 2007 increased by $400,332. During the year ended July 31, 2007, the Company was able to raise additional net financing through advances from a revolving note and new debt financing. (See notes 6, 7 and 8) Management believes the cash flow from current operating activities and capital raised, as needed, through existing sources of debt financing will be sufficient to provide necessary capital for the Company's operations for the twelve months subsequent to July 31, 2007.


2.  SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
Financial statement items subject to significant management judgment include the allowance for doubtful accounts, the valuation of inventory, the valuation of due from Vital Products, Inc. and goodwill, as well as income taxes and loss contingencies. Actual results could differ from those estimates.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of On The Go Healthcare, Inc. and its wholly-owned subsidiaries, The International Mount Company, 1637033 Ontario Limited, Helios/Oceana Ltd., Infinity Technologies Inc., 2film Corporation and Island Corporation. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation. During May 2006, the Company amalgamated all the subsidiaries listed above into On The Go Technologies Inc. as and dissolved all other subsidiaries.

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

Segment reporting - The Company monitors its operations on a divisional basis and has only one reporting segment, being a value added distributor of computer hardware and software.

Revenue and expense recognition - The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No.104. Under
SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns. Amounts billed to customers for shipping and handling are recorded as sales revenues. Costs incurred for shipping and handling are included in cost of sales.

                                                                            F8

Cash and cash equivalents - Cash equivalents comprise highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At July 31, 2007 and 2006, the Company had no cash equivalents.

Allowance for doubtful accounts - The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of the Company's customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Inventory - Inventory comprises finished goods held for sale and is stated at lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded.

Fair value of financial instruments - The Company's financial instruments comprise cash, accounts receivable, due from vital products, inc., accounts payable and accrued liabilities, note payable, loans payable to related party and long-term debts. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term to maturity of these instruments. In management's opinion, the fair value of long-terms debts is approximate to carrying value due as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect of these financial instruments.


Property and equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided annually on a declining basis and straight line basis over the estimated useful life of the asset, except for current year additions on which one-half of the rates are applicable:

        Machinery and equipment 30% declining balance
        Leaseholds              5 years straight line
        Office equipment        20% declining balance
        Computer hardware       30% declining balance
        Computer software       30% declining balance

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

                                                                            F9

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

According to this statement, goodwill and intangible assets with indefinite lives are assessed for impairment at least annually by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate. Under SFAS No. 142, the carrying value of assets is calculated at the lowest level for which there are identifiable cash flows.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on at least an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. During the year ended July 31, 2007, the Company evaluated its goodwill and intangible assets and determined $1,105,846 was impaired and consequently has been expensed. (2006 - $0)

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of July 31, 2007, the Company has available for income tax purposes a net operating loss carry forward of approximately $6,874,000, expiring in the years from 2008 to 2027, that may be used to offset taxes on future taxable income. As of July 31, 2007, the Company has provided a valuation reserve against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the limited earning history of the Company, it is more likely than not that the benefits will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2007 and 2006 are as follows:

                                                   2007              2006
                                            -----------       -----------
        Non-capital losses carry forward    $ 6,873,617       $ 6,475,244

        Enacted tax rate - 36%
          Deferred tax assets                 2,474,502         2,331,088
          Less:  Valuation allowance         (2,474,502)       (2,331,088)
                                            -----------       -----------
                                            $         -       $         -
                                            ===========       ===========

                                                                            F10

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

The effective income tax rate for the years ended July 31, 2007 and 2006 was 36% for both years which comprised 22% for the federal statutory rate and 14% for the provincial statutory rate.

Stock-based compensation - On January 1, 2006, the Company adopted SFAS No. 123
(R), "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

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

Comprehensive income (loss) - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity.

Recent accounting pronouncements - In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Management does not expect the adoption of this statement, to have a material effect on the Company's future reported financial position or results of operations.

                                                                            F11

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post retirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.


3.  VITAL PRODUCTS, INC.

As discussed in Note 1, the Company sold its childcare division to Vital Products, Inc. ("Vital") in June 2005. Proceeds received comprised 1,000,000 shares of Vital's common stock. The investment in Vital on the accompanying Balance sheet of $250,000 comprises 1,000,000 shares of common stock in Vital and represents less than 10% of Vital's outstanding common shares, reflected at cost.

The Company also has amounts due from Vital for monies loaned comprising the following at July 31, 2007 and 2006:

                                                                            F12

                                                        July 31,      July 31,
                                                          2007         2006
                                                       ----------   ----------
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
  demand (past due maturity of July 5, 2008)           $1,080,000   $  900,000
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
  demand (past due maturity of June 15, 2008)             367,200      306,000
Advances receivable                                       274,528            -
Accrued interest on notes receivable                       24,642            -
                                                       ----------   ----------
                                                       $1,746,370  $ 1,206,000
                                                       ==========   ==========

4.  PROPERTY AND EQUIPMENT

Property and equipment comprises the following as of July 31, 2007 and 2006:

                                                         2007         2006
                                                      ----------   ----------
              Machinery and equipment                 $  182,466    $  167,139
              Office equipment                             5,369        19,953
              Computer hardware and software             566,623       510,072
              Leasehold improvements                     334,127       331,783
                                                      ----------   ----------
                                                       1,088,585     1,028,947
              Accumulated depreciation                  (580,361)     (382,735)
                                                      ----------   ----------
              Fixed assets, net                       $  508,224    $  646,212
                                                      ==========   ===========

Depreciation expense for property and equipment for the years ended July 31, 2007 and 2006 were $197,626 and $208,063, respectively.

5.  ACQUISITIONS

On January 9, 2006, the Company purchased all of the issued and outstanding stock of Island Corporation, Inc., an Ontario-based company that is a value added computer distributor. The results of operations for Island Corporation have been included in the financial statements of the Company from November 1, 2005 which is the effective date of the purchase. The Company paid for this acquisition by payment of cash of $860,000, issue of common shares of the Company to the vendor with a value totaling $775,100 and assumption of a promissory note of $430,000. The acquisition has been accounted for using the purchase method as follows:

        Current assets           $    638,653
        Equipment                      32,398
        Current liabilities          (211,325)
        Goodwill                    1,605,374
                                 ------------
                                 $  2,065,100
                                 ============

On January 31, 2006, the Company acquired certain assets of Solutions In Computing Inc. The Company paid for this acquisition by payment of cash of $87,796, issue of common shares of the Company to the vendor with a value of $320,000 and a promissory note of $83,406. The acquisition has been accounted for using the purchase method which the entire purchase price of $491,202 was allocated to goodwill.

                                                                            F13

6.  LOANS PAYABLE TO RELATED PARTY

Loans payable to related party, totaling $294,123 at July 31, 2007, comprises advances from a business entity of which the Company's Chief Executive Officer and President is an owner. The advances are due on demand, and are unsecured and non-interest bearing.


7.  NOTES PAYABLE

Notes payable totaling $194,019 at July 31, 2006 comprises notes issued upon the acquisition of Island Corporation and Solutions In Computing Inc. (see note
6), and Synnex Canada Limited ("Synnex"). The notes payable related to Island Corporation and Solutions In Computing Inc. totaling $66,626 are non-interest bearing and are required to be paid starting in January 2006 and ending February 2007. These notes have been fully paid as of July 31, 2007. The note payable related to Synnex Canada Limited totaling $453,368, is unsecured and bears interest of 6% annually. The note matured in April 23, 2007 and has been fully paid as of July 31, 2007.


8.  LONG TERM DEBTS

On November 30, 2005, the Company issued to Dutchess Private Equities Fund, LP ("Dutchess") a promissory note in the amount of $800,000 for a purchase price of $640,000. The note was due and payable in full on November 30, 2006.
Other than the $160,000 discount inherent in the purchase price, the note was non-interest bearing. The note was repaid using 50% of the proceeds of each put notice delivered by the Company to Dutchess or $66,667 per month.
The note was fully paid in December 2006.

In connection with the note, the Company paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of common stock as incentive shares with a fair value of $153,000. The $40,000 fee, $160,000 inherent discount and $153,000 incentive shares in the note are being amortized to debt discount cost over the term of the note.

On January 6, 2006, the Company issued to Dutchess a promissory note in the amount of $1,250,000 for a purchase price of $1,000,000. The note was due and payable in full on June 30, 2007. Other than the $250,000 discount inherent in the purchase price, the note was non-interest bearing. The note was to be repaid using 50% of the proceeds of each put notice delivered by the Company to Dutchess or $69,445 per month. As of July 31, 2007, the note had been paid in full.

In connection with the note, the Company paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000. The $65,000 fee, $250,000 inherent discount and $224,000 incentive shares in the note are being amortized to debt discount cost over the term of the note.

On July 14, 2005, the Company executed a convertible debt facility with Laurus Master Fund, Ltd. ("Laurus") granting access to borrow up to $5,500,000. This financing consisted of a $500,000 secured term loan
(the "Term Note") and a $5,000,000 secured revolving note (the "Revolving Note"). The Revolving Note was effectuated through a $2,500,000 convertible minimum borrowing note (the "Minimum Borrowing Note")and provided for advances of up to 90% of eligible accounts receivable. To the extent the Company repaid the amount outstanding under the Revolving Note and/or Laurus converted amounts due under the Revolving Note into Common Stock, the Company could re-borrow or make additional borrowings, provided that the aggregate amount outstanding did not exceed the eligible accounts receivable. As of July 31, 2007, the unpaid principal balances totaled $4,036,394.

                                                                            F14

Both the $500,000 Term Note and the $2,500,000 convertible minimum borrowing note (together the "Notes") provided for conversion, at the option of Laurus, of the amounts outstanding into the Company's common stock at a fixed conversion price of $1.02 per share (the "Fixed Conversion Price"). In the event that the Company issued common stock or derivatives convertible into the Company's common stock for a price less than $1.02 per share, then the price at which Laurus may convert its shares would be reset to that lower price. The conversion prices under the Notes are subject to equitable adjustment for stock splits, stock dividends and similar events. Laurus was obligated to convert scheduled principal and interest payments under the Term Note when (i) a registration statement became effective with respect to the shares of common stock underlying the indebtedness, (ii) the five
(5) day average market price of the Company's common stock was 115% of the Fixed Conversion Price, and (iii) certain trading volume criteria had been met. Using the Black-Scholes option pricing model, the Company determined the fair value of the conversion feature related to the Notes was $2,365,000 if the full $5,500,000 available under the Notes was advanced. The assumptions used in the fair value calculation for the warrants were as follows: stock price of $1.03, exercise price of $1.02, weighted average term of three (3) years, volatility (annual) of 59%, dividends rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.43 per share. As a result of the beneficial conversion feature, a discount on debt issued of $2,900,000 was recorded and is being amortized to interest expense over the three-year life of the debt agreement.

As part of the transaction, the Company also issued Laurus a seven-year warrant to purchase 1,420,000 shares of its common stock at a price of $1.11 per share. The fair market value of the warrants issued was determined to be $869,000 using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrants were as follows: stock price of $1.03, exercise price of $1.11, weighted average term of seven
(7) years, volatility of 59%, dividend rate of 0% and a risk free interest rate of 3.0%. Accordingly, the fair value per share of the warrants was calculated to be $0.61 per share. The Company is amortizing this relative fair value of the stock and warrants to interest expense over the three
(3) year life of the debt agreement, using the effective interest method.
The loan costs, conversion feature and warrants issued in connection with the Notes, resulted in an effective interest rate on the debt of approximately 90%.

The Notes bear annual interest at the prime rate (as reported in the Wall Street Journal) plus 2% subject to a floor of eight percent, and mature in three years. The interest rate on the Notes will decrease by 2.0% for every 25% increase in the market value of the Company's common stock above the Fixed Conversion Price up to a minimum of 0.0%. Monthly interest payments on the Notes began August 1, 2005. Monthly amortizing payments of principal on the Term Note, equal to $15,625, are payable on the first day of each month commencing December 1, 2005. The final principal amortization payment on the Term Note is due July 18, 2008. Under the Term Note, if monthly payments of interest and principal are made in cash rather than converted to shares of common stock, the Company will pay Laurus 100% of the then monthly amount due. Prepayments under the Term Note are subject to a premium in the amount of 30% of the principal being repaid. The Revolving Note terminates, and borrowings there under become due July 14, 2008.

The Notes also require the Company to have an effective registration statement covering the common stock underlying the conversion feature of the Notes and the Warrants issued in connection with the Notes.

On January 13, 2006, the Company agreed to revise the financing facility with Laurus. The revised facility comprises: (i) a $500,000 Secured Convertible Note, (ii) a Secured Convertible Minimum Borrowing Note, and (iii) a Secured Revolving Note (collectively, the "Amended and Restated Notes"). The Amended and Restated Notes are secured by a security interest over substantially all of the Company's assets.

                                                                            F15

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

The Amended and Restated Notes were assigned fair value at January 13, 2006, as follows:

   Principal                            $ 3,600,000
   Less:
     Stock warrants issued in
       connection with revised
        facility                           (618,166)
     Value of beneficial
       conversion features              ( 1,036,392)
                                        -----------
   Fair value of modified
     convertible notes                  $ 1,945,442
                                        ===========

The assumptions used in the fair value calculation of the stock warrants and beneficial conversion features at January 13, 2004 using the Black-Scholes option pricing model were as follows:

                                                        Beneficial
                                                        Conversion
                                          Warrants        Feature
                                        -----------    ------------
   Stock price                          $      0.47    $       0.47
   Exercise price                       $      0.65    $       0.50
   Term                                   6.5 years       2.5 years
   Volatility (annual basis)                   140%            140%

On July 11, 2007, the Company further agreed to amend the $500,000 Term Note, which on that date had a remaining balance of approximately $188,000, to reduce the fixed conversion price of $0.14 to $0.005. The Term Note was fully converted on August 27, 2007.

As of July 31, 2007, the unamortized debt discount associated with the Laurus notes totaled $647,257.

On December 6, 2006, the Company issued to Dutchess a convertible promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the note is non-interest bearing. The note payment on this note calls for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the note is paid in full. The $387,000 inherent discount is being amortized as debt discount over the term of the note. As of July 31, 2007, the unpaid principal balance totaled $1,467,671 and the unamortized inherent discount totaled $234,539.

                                                                            F16

In connection with the note, the Company paid Dutchess a facility fee of $90,000 and issued 400,000 shares of common stock as incentive shares with a fair value of $264,000. The $90,000 fee and $264,000 incentive shares in the note are being amortized as loan fees cost over the term of the note. As of July 31, 2007, the unamortized loan fees totaled $214,263. The note is convertible into shares of common stock at the election of the note holder. The conversion rate is at the lesser of (i) 50% of the lowest closing bid price during the 15 trading days preceding the conversion notice or (ii) 100% of the lowest bid price for the 20 days immediately preceding the convertible closing date. The convertible promissory note agreement contains a conversion limit which limits the ability of Dutchess to convert the note to not exceed 4.99% of the Company's outstanding shares of common stock at any given time.

The Company has determined that the Dutchess convertible promissory note contains a beneficial conversion feature and qualifies for treatment under Emerging Issue Task Force No. 00-27. The beneficial conversion feature was valued at $1,550,000 under the intrinsic model. The beneficial conversion feature has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible promissory note. For the year ended July 31, 2007, the Company amortized a total of $472,105 with an unamortized balance of $723,895.


9.  STOCKHOLDERS' EQUITY

On August 10, 2006, the Company's common stock was adjusted to take into account a 50-to-1 reverse stock split. The Company's common stock has been adjusted on retroactive basis; accordingly, all previous balances have been adjusted for this reverse stock split.

On July 19, 2007, the Company approved the amended to its articles of incorporation increasing the authorized shares of common stock to 1,000,000,000 shares.

Series B 1.5% Convertible Preferred Stock - On July 18, 2007, the Company issued 1,000 shares of Series B 1.5% Convertible Preferred Stock in satisfaction of a $1,000,000 note payable to a corporation controlled by the Company's Chief Executive Officer and President. The preferred stock entitles the holder to receive cumulative dividends of 1.5% per month beginning August 1, 2007. The Series B Preferred Stock is convertible into common stock at a conversion price of $0.005. The fair value of common stock conversion was estimated at $0.005 which was equal to the conversion price.

Upon conversion, the preferred stock will be reclassified to common stock outstanding. Each holder of the issued preferred stock shall have voting rights, as to the number of votes, equal to the aggregate number of shares of common stock into which such holder's shares of the Series B 1.5% Convertible Preferred Stock are convertible, multiplied by two.

Preferred stock - Each share of Series A preferred stock is convertible into
                  100 shares of common stock

                - Each share of Series B preferred stock is convertible into
                  200,000 shares of common stock

                                                                            F17

Stock options - The Company has adopted a stock option plan accounted for under SFAS 123 (prior to January 31, 2006) and SFAS 123R (post January 31, 2006). During the years ended July 31, 2007 and 2006, the Company granted -0- and 47,000 options, respectively. As of July 31, 2007 and 2006, the Company had options outstanding of 334 and 47,333, respectively, with an exercise price of $75 per share and remaining life of one year at July 31, 2007.

Warrants - During the year ended July 31, 2007 and 2006, the Company issued warrants for 0 and 18,000 shares of common stock, respectively.



The following is a summary of warrants activity during the year ended July 31, 2007 and 2006:

                                                Warrants         Weighted
                                                Outstanding   Average Price
                                                -----------   -------------
    Balance outstanding at July 31, 2005            45,680       $        -
    Shares related to warrants granted              18,000             0.02
    Forfeited or cancelled                               -                -
    Exercised                                      (17,000)            0.02
                                                -----------   -------------
    Balance outstanding at July 31, 2006            46,680             0.02
    Shares related to warrants granted                   -                -
    Forfeited or cancelled                          (1,280)            0.02
    Exercised                                      (13,250)            0.02
                                                -----------   -------------
    Balance outstanding at July 31, 2007            32,150             0.02
                                                ===========   =============

All of the outstanding warrants for shares of common stock totaling 32,150 and 46,680 were exercisable as of July 31, 2007 and 2006, respectively.

10. RELATED PARTY TRANSACTIONS

a) During the years ended July 31, 2007 and 2006, the Company paid rent of approximately $74,000 and $52,000, respectively, to a company related to a director of the Company. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of this transaction were more favorable to the Company than would have been attained had the transactions were been negotiated at arm's length.

b) During the years ended July 31, 2007 and 2006, $102,000 and $95,000, respectively, were paid to a company controlled by a director of the Company for equipment rental. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of this transaction were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.

c) During the fiscal year ended July 31, 2007, the Company received loans from its President and Chief Executive Officer of approximately $1,294,123. These related party transactions are not necessarily indicative of the terms that would have been negotiated had comparable transactions been entered into with an independent party. Management believes the terms of these transaction were more favorable than would have been attained had the transactions been negotiated at arm's length.

d) Included in accounts payable at July 31, 2007 was $294,123 due to The Cellular Connection Ltd., a company owned and controlled by the Company's Chief Executive Officer.

e) On July 18, 2007, the Company issued 1,000 shares of its Series B 1.5% Convertible Preferred Stock to The Cellular Connection, Ltd. in exchange for $1,000,000.

                                                                            F18

11. COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating leases for certain vehicles. The following are the minimum lease payments under these operating leases:

                2008    $  46,213
                2009       17,084
                        ---------
                        $  63,297
                        =========

In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

12. SUBSEQUENT EVENTS

As discussed in Note 8, the Laurus Term Note with an original principal amount of $500,000, and the remaining balance of $145,355 at July 31, 2007, was converted into common stock on August 27, 2007.

On September 24, 2007, the Laurus Minimum Borrowing Note, as discussed in
Note 8, was amended to reduce the first $150,000 to a fixed conversion price to $0.005 for the first $150,000 of the principal converted after September 24, 2007.

On October 15, 2007, the Laurus Minimum Borrowing Note, as discussed in
Note 8, was further amended to change the fixed conversion price of $0.005 for the first $150,000 of the principal converted after September 24, 2007 to the price equal to eighty percent of the average of the five lowest closing prices of the Company's common stock during the ten trading days immediately prior to the date of such conversion; provided, however, that the fixed conversion price applicable to such conversion may not be less than $0.001, subject to adjustments, for the first $250,000 of the principal converted after October 15, 2007. The rest of the principal of the Minimum Borrowing Note and the interest associated with the principal remain convertible at $1.02.


                                                                            F19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of July 31, 2007, of our executive officers and directors. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected annually by our Board of Directors. There are no family relationships among our directors and executive officers.

     NAME               AGE     POSITION                        Director Since
--------------------    ---     -------------------------       --------------
Stuart Turk             38      President, Chairman,            2000
                                Chief Executive Officer,
                                Secretary, Treasurer and
                                Director

Evan Schwartzberg,      40      Chief Financial Officer
BA, CCM

Ralph Magid, B.A.Sc.,   61      Director                        2000
MBA, P.Eng, P.E.O

STUART TURK. Mr. Turk has been our Chairman, President and Chief Executive Officer since July 2000. Mr. Turk founded The Cellular Connection Ltd., a manufacturer of mounting accessories and packaging for cellular phones in May 1988. He currently serves as the Chief Executive Officer of The Cellular Connection.

EVAN SCHWARTZBERG. Mr. Schwartzberg has been our Chief Financial Officer since July 2000. Prior to January 31, 2006, Mr. Schwartzberg has worked for the TD Bank Financial Group as a Senior Cash Manager, previously the Manager of Corporate Cash Management of Canada Trust, within the Treasury and Balance Sheet Management group of the Finance Division. Prior to such time, and since 1989, Mr. Schwartzberg was a Senior Cash Manager of Canada Trust. Mr. Schwartzberg holds an Economics degree from the University of Toronto, passed the Canadian Securities Course from the Canadian Securities Institute, and earned the Certified Cash Manager designation from the Association for Financial Professionals, a U.S. based organization.

RALPH MAGID.  Mr. Magid has been our director since July 2000. Currently,
Mr. Magid is the president of InnoTech Capital Corporation, a company specializing in providing advisory services for Canadian technology companies on how to fund and manage their Research and Development. Mr. Magid has more than 25 years of experience in manufacturing and operations both in Canada and internationally. He has worked with small Canadian owned companies as well as large multinationals including Motorola and Geac Computers. Research and Development has been an integral part of Mr. Magid's responsibilities in his position of Vice President, Operations held with several manufacturing organizations. Mr. Magid holds an Industrial Engineering degree from the University of Toronto, B.A.Sc., an MBA from York University and is a member of the Professional Engineers of Ontario.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We do not have any securities registered under Section 12 of the Exchange Act, as amended. Accordingly, our directors, executive officers, and stockholders beneficially owning more than 10% of our common stock are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is available on our web site at www.onthegohealthcare.com.

PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2008 Annual Meeting of Stockholders should be provided to our corporate secretary by December 31, 2007. The recommended candidate should be submitted to us in writing addressed to 85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board shall evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee management of our company and, in so doing, serve the best interests of our company and our stockholders. Our full Board of Directors performs all of the functions normally designated to an Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of July 31, 2007, Ralph Magid has been designated as the Board's "audit committee financial expert" as defined in
Item 407(d)(5) of Regulation S-B. Mr. Magid's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon.
Mr. Magid has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Magid has an understanding of audit committee functions. We are traded on the Over-the-Counter Bulletin Board which does not have a requirement of director independence, however
Mr. Magid is independent..

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2007 and 2006 to (1) Stuart Turk, our Chief Executive Officer, and (2) Evan Schwartzberg, our Chief Financial Officer, our "Named
Executive Officers."   No other executive officer or employee earned over
$100,000 in the last completed fiscal year.

Summary Compensation Table

-------------------------------------------------------------------------------
Name and  Year   Base   Bonus Stock  Option Non-        All        Dollar Value
Principal Ended  Salary       Awards Awards qualified   Other        of Total
Position  July                              Deferred    Compensa-  Compensation
          31,                               compensa-   tion         for the
                                            tion                     Covered
                                            Earnings                 Fiscal
                                                                      Year
                   $      $     $      $       $          $            $

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Stuart
Turk,
Chief
Executive
Officer    2007 $360,000                               $12,000(1)    $372,000
           2006 $300,000                               $12,000(1)    $312,000


Evan
Schwartzberg,
Chief
Financial
Officer    2007 $130,825                               $ 6,000(2)    $136,825
           2006 $ 71,000(3)                                           $71,000
-------------------------------------------------------------------------------


(1) "All Other Compensation" amount for Mr. Turk includes personal use of Company vehicle and aircraft:

     The value shown for personal use of Company aircraft is the incremental cost to the Company of such use, which is calculated based on the variable operating costs to the Company per hour of operation, which include fuel costs, maintenance, and associated travel costs for the crew. Fixed costs that do not change based on usage, such as pilot salaries, depreciation, insurance, and rent, were not included.

(2) "All Other Compensation" amount for Mr. Schwartzberg's includes personal use of Company vehicle:

(3) Mr. Schwartzberg's remuneration began January 31, 2006.

NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS

Mr. Schwartzberg's remuneration is $160,000 annually. Other than this oral understanding between our Company and Mr. Schwartzberg, we do not currently have any employment agreements, oral or written, with any of our Named Executive Officers.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on July 31, 2007, the last day of our fiscal year, to each of our Named Executive Officers named in the Summary Compensation Table.

             Outstanding Equity Awards at Fiscal Year-End Table


Name        Number of     Number of     Option awards   Option    Option
            securities    securities    Equity          exercise  expiration
            underlying    underlying    incentive       price     date
            unexercised   unexercised   plan awards       ($)
            options       options       Number of
               (#)            (#)       securities
            exercisable   unexercisable underlying
                                        unexercised
                                        unearned
                                        options (#)

 (a)           (b)          (c)           (d)             (e)         (f)
------------------------------------------------------------------------------

Stuart Turk    -0-          334 (1)       -0-             $75    July 15, 2008

Evan
Schwartzberg   -0-          -0-           -0-             -0-         -0-

------------------------------------------------------------------------------

(1) This option is subject to a lock-up agreement and is not exercisable until July 31, 2007.

NARATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

We do not have any potential payments upon termination or change of control. DIRECTOR COMPENSATION

We do not currently have any formal arrangements to compensate directors.
We compensate our directors in shares of our common stock to preserve capital to grow our company. We did not compensate our directors for their services for the fiscal years ended July 31, 2006 and July 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of October 23, 2007, by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee,
(iii) each of the Named Executive Officers named in the Summary Compensation Table who were serving as executive officers at the end of the July 31, 2007 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on October 23, 2007, plus shares of common stock subject to options, warrants and conversion rights held by such person on October 23, 2007, and exercisable or convertible within 60 days thereafter.

NAME OF BENEFICIAL OWNER (1)         SHARES BENEFICALLY OWNED      PERCENT (2)
------------------------------------ ------------------------      -----------
Stuart Turk (3)                                   222,913,734        30.26 %

The Cellular Connection, Ltd.(4)                  211,833,400        29.19 %

Evan Schwartzberg                                         200              *

Ralph Magid                                               200              *

All officers and directors as a group
  (3 persons)                                     222,914,134        30.26 %

* less than 1%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o On The Go Healthcare, Inc., 85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2.

(2) Beneficial ownership is determined in accordance with the rules of the SEC based on 513,868,428 shares of common stock issued and outstanding on October 23, 2007.

(3) Mr. Turk's beneficial ownership is comprised of -0- shares of common stock owned directly. In addition, Mr. Turk owns an option to acquire 334 shares of common stock with an exercise price of $75 per share and an expiration date of July 15, 2008 and 110,800 shares of Series A Convertible Preferred Stock which can convert into 11,080,000 shares of common stock. Mr. Turk is the sole control person for The Cellular Connection, Ltd., and, as such, has full voting and dispositive control over shares held by The Cellular Connection, Ltd. The Cellular Connection, Ltd. owns 118,334 shares of Series A Convertible Preferred Stock which can convert into 11,833,400 shares of common stock as well as 1,000 shares of Series B
    1.5% Convertible Preferred Stock that can convert into 200,000,000 shares of common stock, all of which are beneficially owned by Mr. Turk.

(4) The Cellular Connection, Ltd. owns 118,334 shares of Series A Convertible Preferred Stock which can convert into 11,833,400 shares of common stock as well as 1,000 shares of Series B 1.5% Convertible Preferred Stock that can convert into 200,000,000 shares of common stock. Mr. Turk is the sole control person for The Cellular Connection, Ltd., and, as such, has full voting and dispositive control over shares held by The Cellular Connection, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended July 31, 2007 and 2006, we paid rent of approximately $74,116 and $52,000, respectively, to a company related to a director.

The above related party rent transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length

During the fiscal year ended July 31, 2007, the Company received loans from our President and Chief Executive Officer, Mr. Stuart Turk, of approximately $1,294,123. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

Included in accounts payable at July 31, 2007 was $294,123 due to The Cellular Connection Ltd., a company owned and controlled by our Chief Executive Officer, Mr. Turk. This amount arose from the current portion of the loans from our President and Chief Executive Officer, Mr. Stuart Turk. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

During the fiscal year ended July 31, 2007, we paid $102,000 to The Cellular Connection Ltd., a company owned and controlled by Mr. Turk for equipment rental. This related party rent transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

On July 18, 2007, we issued 1,000 shares of our Series B 1.5% Convertible Preferred Stock to The Cellular Connection, Ltd. in exchange for $1,000,000. With respect to the sale of the Preferred Stock, the amounts received as payment are not necessarily indicative of the amounts that would have been received had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

DIRECTOR INDEPENDENCE

As of July 31, 2007, Stuart Turk and Ralph Magid served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.

ITEM 13. EXHIBITS.

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

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

3.4 Certificate of Amendment of the Certificate of Incorporation, dated June 6, 2007 (included as Exhibit 3.4 to the Form 10-QSB filed
      June 12, 2007, and incorporated herein by reference).

3.5 Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated August 13, 2007 (included as
      Exhibit 3.1 to the Form 8-K filed August 17, 2007, and incorporated herein by reference).

4.1 Certificate of Designation of Series A Convertible Preferred Stock (included as Exhibit 4.1 to the Form 10-KSB filed October 27, 2004, and incorporated herein by reference).

4.2 Secured Convertible Term Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.1 to the
      Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.3 Secured Revolving Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.2 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.4 Secured Convertible Minimum Borrowing Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit
      4.3 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.5 Security and Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.4 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.6 Master Security Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.5 to the
      Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.7 Share Pledge Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.6 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.8 Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.7 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.9 Subsidiary Guaranty between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.8 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.10 Funds Escrow Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.9 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.11 Forbearance Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.10 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.12 Joinder Agreement between the Company and Laurus Master Fund, Ltd., dated July 20, 2005 (included as Exhibit 4.11 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.13 Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.12 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.14 Amended and Restated Secured Convertible Term Note between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
      Exhibit 4.1 to the Form 8-K filed January 30 2006, and incorporated herein by reference).

4.15 Amended and Restated Secured Revolving Note between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as Exhibit
      4.2 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.16 Amended and Restated Secured Convertible Minimum Borrowing Note between the Company and Laurus Master Fund, Ltd., dated
      January 13, 2006 (included as Exhibit 4.3 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.17 Amended and Restated Security Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
      Exhibit 4.4 to the Form 8-K filed January 30, 2006 and incorporated herein by reference).

4.18 Amended and Restated Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as Exhibit 4.5 to the Form 8-K filed January 30, 2006 and incorporated herein by reference).

4.19 Amended and Restated Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
      Exhibit 4.6 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.20  Form of Series "D" Common Stock Purchase Warrant (included as Exhibit
      4.22 to the Form SB-2 filed February 21, 2006 and Incorporated herein by reference).

4.21 Omnibus Agreement, dated July 11, 2007 (included as Exhibit 4.7 to the Form 8-K filed July 17, 2007, and incorporated herein by reference).

4.22  Second Omnibus Agreement, dated September 24, 2007 (included as
      Exhibit 4.8 to the Form 8-K filed September 28, 2007, and incorporated herein by reference).

4.23  Third Omnibus Agreement, dated October 15, 2007 (included as Exhibit
      4.9 to the Form 8-K filed October 19, 2007, and incorporated herein by reference).

10.1 Secured Promissory Note between the Company and Vital Products, Inc., dated February 23, 2006 (included as Exhibit 10.1 to the Form 8-K filed February 27, 2006, and incorporated herein by reference).

10.2 Secured Promissory Note between the Company and Vital Products, Inc., dated February 23, 2006 (included as Exhibit 10.2 to the Form 8-K filed February 27, 2006, and incorporated herein by reference).

10.3 2007 Stock Option Plan, dated January 16, 2007 (included as Exhibit 10.1 to the Form S-8 filed January 16, 2007, and incorporated herein by reference).

10.4 Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated January 16, 2007 (included as Exhibit 10.14 to the Form SB-2 filed January 16, 2007, and incorporated herein by reference).

10.5 Side Letter Agreement between the Company and Dutchess Private Equities Fund, Ltd., dated March 19, 2007 (included as Exhibit 10.15 to the Form SB-2 filed March 20, 2007, and incorporated herein by reference).

10.6 2007 Stock Option Plan, dated April 24, 2007 (included as Exhibit 10.1 to the Form S-8 filed April 25, 2007, and incorporated herein by reference).

10.7 On The Go Healthcare, Inc. 2007 Stock Option Plan, dated June 6, 2007 (included as Exhibit 10.1 to the Form S-8 filed June 7, 2007, and incorporated herein by reference).

10.8 On The Go Healthcare, Inc. August 2007 Stock Option Plan, dated August 14, 2007 (included as Exhibit 10.1 to the Form S-8 filed August 14, 2007, and incorporated herein by reference).

10.9 2007 Stock Option Plan, dated October 5, 2007 (included as Exhibit 10.1 to the Form S-8 filed October 5, 2007, and incorporated herein by reference).

10.10 2007 Stock Option Plan, dated October 19, 2007 (included as Exhibit
      10.1 to the Form S-8 filed October 19, 2007, and incorporated herein by reference).

14.1  Code of Ethics (filed herewith)


21.1 List of Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-KSB filed October 30, 2006, and incorporated herein by reference).

23.1 Consent Of Independent Registered Public Accounting Firm, Danziger Hochman Partners LLP (filed herewith)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We engaged Danziger Hochman Partners LLP as our independent auditors to report on our balance sheet as of July 31, 2007 and subsequent periods, and the related combined statements of income, stockholders' equity and cash flows for the years then ended.

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended July 31 for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly reports for those years:

2007: $ 77,775
2006: $184,820

Audit-Related Fees

There were no fees billed in the last two fiscal years ended July 31 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements which were not included in Audit Fees:

Tax Fees

The aggregate fees billed for each of the last two fiscal years ended July 31 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning:

2007: $ -0-
2006: $ -0-

All Other Fees

There were no fees billed in each of the last two fiscal years ended July 31 for products and services provided by the principal accountant, other than the services reported above.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate audit committee. Our full Board of Directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors shall pre-approve the engagement. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by our Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ON THE GO HEALTHCARE, INC.




                                        By: /s/ Stuart Turk
                                        ------------------------------
                                                Stuart Turk
                                                President

                                        Date:   October 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE               TITLE                                  DATE


/s/ Stuart Turk         President, Chief Executive Officer,    October 29, 2007
---------------------   Chairman and Director                  ----------------
Stuart Turk


/s/ Evan Schwartzberg   Chief Financial Officer, Principal     October 29, 2007
---------------------   Accounting Officer                     ----------------
Evan Schwartzberg

/s/ Ralph Magid         Director                               October 29, 2007
---------------------                                          ----------------
Ralph Magid