Form 10QSB
period 2007-10-31
ON THE GO HEALTHCARE INC
filed 2007-12-17
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2007

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

As of December 13, 2007 the Issuer had 60,258,567 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTER ENDED OCTOBER 31, 2007



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index............................3

         Consolidated Balance Sheet as of October 31, 2007 (Unaudited)
          and July 31, 2007..................................................F1

         Consolidated Statements of Operations and Comprehensive (Loss)
          Income for the Three Months Ended October 31, 2007
          and 2006 (Unaudited)...............................................F2

         Consolidated Statements of Cash Flows for the Three Months Ended
          October 31, 2007 and 2006 (Unaudited)..............................F3

         Consolidated Statement of Changes in Stockholders' Equity
         For the Three Months Ended October 31, 2007 (Unaudited).............F4


         Notes to Consolidated Financial Statements (Unaudited).........F5 - F9


Item 2 - Management's Discussion and Analysis or Plan of Operation............4

Item 3 - Controls and Procedures .............................................8


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..........9

Item 3 - Defaults Upon Senior Securities......................................9

Item 4 - Submission of Matters to a Vote of Security Holders..................9

Item 5 - Other Information ...................................................9

Item 6 - Exhibits and.........................................................9

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         On the Go Healthcare, Inc.

                      Consolidated Financial Statements

             Three Months Ended October 31, 2007 and 2006 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of October 31, 2007 (Unaudited)
          and July 31, 2007..................................................F1

        Consolidated Statements of Operations and Comprehensive (Loss)
          Income for the Three Months Ended October 31, 2007
          and 2006 (Unaudited)...............................................F2

        Consolidated Statements of Cash Flows for the Three Months Ended
          October 31, 2007 and 2006 (Unaudited)..............................F3

        Consolidated Statement of Changes in Stockholders' Equity
         For the Three Months Ended October 31, 2007 (Unaudited).............F4


        Notes to Consolidated Financial Statements (Unaudited)..........F5 - F9

                           ON THE GO HEALTHCARE, INC.
                       (dba ON THE GO TECHNOLOGIES GROUP)
                          CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 2007 AND JULY 31, 2007


                                                     October 31,      July 31,
                                                            2007          2007
                                                     (Unaudited)
                                                     -----------    ----------
 ASSETS

Current assets
  Cash                                                  $975,588      $882,131
  Accounts receivable, net                             3,570,807     4,115,899
  Inventory                                              198,938       159,697
  Income tax receivable                                    6,302         5,580
  Prepaid expenses                                        52,550        50,938
  Due from Vital Products, Inc.                        1,858,744     1,746,370
                                                     -----------    ----------
    Total current assets                               6,662,929     6,960,615

Investment in Vital Products, Inc.                       250,000       250,000
Property and equipment, net of accumulated
  depreciation                                           552,343       508,224
Capitalized loan fees, net                               158,368       214,263
Goodwill                                               2,158,724     3,317,537
                                                     -----------    ----------
Total assets                                          $9,782,364   $11,250,639
                                                     ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses               $3,418,560    $3,510,721
  Loans payable to related party                         174,123       294,123
  Current portion of long-term debts, net              3,540,856     3,898,374
                                                     -----------    ----------
    Total current liabilities                          7,133,539     7,703,218
                                                     -----------    ----------
Total liabilities                                     $7,133,539    $7,703,218

Commitments and contingencies                                  -             -

Conditionally redeemable convertible
  preferred stock; Series B 1.5%
    convertible preferred stock                        1,000,000     1,000,000
                                                     -----------    ----------
Stockholders' equity
  Preferred stock; $0.01 par value;
    1,000,000 shares authorized, 229,134
      and 229,134 issued and outstanding,
        respectively                                       2,291         2,291
  Common stock; $0.0001 par value; 1,000,000,000
    shares authorized, 11,079,368 and 3,731,536
      issued and outstanding, respectively                 1,108           373
  Additional paid-in capital                          19,990,438    19,190,430
  Prepaid expenses paid with common stock               (107,283)     (441,569)
  Accumulated other comprehensive income                 587,517      (279,508)
  Accumulated deficit                                (18,825,246)  (15,924,596)
                                                     -----------    ----------
    Total stockholders' equity                         1,648,825     2,547,421
                                                     -----------    ----------
Total liabilities and stockholders' equity            $9,782,364   $11,250,639
                                                     ===========   ===========



The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        On The Go Healthcare, Inc.
                Consolidated Statements of Operations and
                 Comprehensive (Loss) Income (Unaudited)



                                                     For the three months ended
                                                             October 31,
                                                         2007          2006
                                                     -----------    ----------

Sales                                                 $5,276,120    $7,386,217
Cost of revenues                                       4,369,369     6,525,694
                                                     -----------    ----------
  Gross profit                                           906,751       860,523
                                                     -----------    ----------
Operating expenses
  Depreciation and amortization                           38,533        45,941
  Selling, general and administrative                  1,202,218     1,508,263
                                                     -----------    ----------
    Total operating expenses                           1,240,751     1,554,204
                                                     -----------    ----------
  Loss from operations                                  (334,000)     (693,681)
                                                     -----------    ----------
Other income (expense)
  Interest and financing expense                        (553,677)     (424,350)
  Impairment loss                                     (2,042,274)            -
  Interest income                                         74,301        88,428
                                                     -----------    ----------
    Total other income (expense)                      (2,521,650)     (335,922)
                                                     -----------    ----------
Income (Loss) before provision for income taxes       (2,855,650)   (1,029,603)

Provision for income taxes                                     -             -
                                                     -----------    ----------
Net loss                                             $(2,855,650)  $(1,029,603)
                                                     ===========    ==========
Earnings per share computation:
  Net loss per common share                               $(0.45)      $(46.40)
                                                     ===========    ==========
Weighted average common shares outstanding -
  basic and diluted                                    6,310,686        22,190
                                                     ===========    ==========



The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                        On The Go Healthcare, Inc.
                Consolidated Statement of Changes in Stockholders' Equity
                  For the Three Months ended October 31, 2007
                              (Unaudited)


                                                                                Prepaid
                                                                               Expenses   Accumulated
                                                                   Additional  Paid with     Other                      Total
                     Preferred Stock           Common Stock         Paid-in     Common   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital      Stock    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------

                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------
Balance,
  July 31, 2007   229,134    $2,291     3,731,536       $   373   $19,190,430   (441,569)   $(279,508) $(15,924,596)   $2,547,421

Issuance of
 common stock
  for services        --         --     5,542,000           554       441,603   (107,283)          --            --       334,874

Issuance of
 common stock
  for payment
   on related
    party accrued
     liabilities      --         --       760,000            76       119,924         --           --            --       120,000

Issuance of
 common stock
  as principal
   payment on
    notes payable
     totaling
      $238,586        --         --     1,045,832           105       238,481         --           --            --       238,586

Current period
 expense of
  prepaid expenses
  paid with
   common stock       --         --            --            --            --    441,569           --            --       441,569

Dividends paid
 preferred stock,
  Series B            --         --            --            --            --         --           --       (45,000)      (45,000)

Foreign currency
 translation          --         --            --            --            --         --      867,025            --       867,025

Net loss              --         --            --            --            --         --           --    (2,855,650)   (2,855,650)
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------
Balance,
  October 31,
          2007   229,134     $2,291    11,079,368        $1,108   $19,990,438  $(107,283)   $ 587,517  $(18,825,246)   $1,648,825
                =========   =======   ===========   ===========   ===========  =========  ===========   ===========   ===========




The accompanying notes are an integral part of the consolidated
financial statements.                                                        F3

                         On The Go Healthcare, Inc.
              Consolidated Statements of Cash Flows (Unaudited)



                                                       For the three months
                                                         ended October 31,
                                                   ---------------------------
                                                        2007           2006
                                                   ------------    -----------
Cash flows from operating activities:
  Net loss                                         $(2,855,650)    $(1,029,603)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Stock-based compensation and consideration
      for services rendered                            442,157               -
    Financing cost related to convertible debt         467,735         339,897
    Depreciation and amortization                       38,533          45,941
    Impairment on goodwill                           2,042,274               -
    Interest earned on Due from Vital Products         (73,592)        (81,330)
  Changes in operating assets and liabilities:
    Change in accounts receivable                      545,092      (1,058,240)
    Change in inventory                                (39,241)         59,761
    Change in prepaid expenses                          13,936          66,283
    Change in due from Vital Products                   (3,118)              -
    Change in income tax receivable                       (722)         43,147
    Change in other assets                                   -         (31,164)
    Change in accounts payable and accrued expenses    (92,161)      1,545,203
                                                   ------------    -----------
      Net cash provided by (used in) operating
        activities                                     485,243        (100,105)
                                                   ------------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                    (1,207)        (31,971)
                                                   ------------    -----------
    Net cash provided by (used in)
investing activities                                    (1,207)        (31,971)
                                                   ------------    -----------
Cash flows from financing activities:
  Payments on long-term debt                        (6,211,315)     (5,518,147)
  Payments on notes payable                                  -         (72,449)
  Proceeds from long-term debt                       5,349,620       6,187,202
  Dividends paid on preferred stock, Series B          (45,000)              -
                                                   ------------    -----------
    Net cash provided by (used in) financing
      activities                                      (906,695)        596,606
                                                   ------------    -----------
Effect of foreign currency exchange                    516,116          41,824
                                                   ------------    -----------
Net change in cash                                      93,457         506,354
Cash, beginning of period                              882,131         481,799
                                                   ------------    -----------
Cash, end of period                                   $975,588        $988,153
                                                   ============    ===========


The accompanying notes are an integral part of the consolidated
financial statements.                                                        F4

ON THE GO HEALTHCARE, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006


1. BASIS OF PRESENTATION AND HISTORY OF THE COMPANY

Basis of presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended July 31, 2007 of On The Go Healthcare, Inc., doing business as On The Go Technologies Group (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of On The Go Healthcare, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Description of history and business - On The Go Healthcare, Inc. (the "Company"), doing business as On The Go Technologies Group, was incorporated on July 21, 2000 in the State of Delaware.

In October 2003, the Company acquired the assets and liabilities of Compuquest, Inc. through its subsidiary the International Mount Company. Compuquest is an authorized dealer of computer hardware, software and peripherals for Acer America, AST Computer, Hewlett-Packard, Microsoft and Toshiba.

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

On July 19, 2005, the Company acquired Infinity Technologies Inc., a computer hardware provider.

In October 2005, the Company entered into a Letter of Intent to purchase Island Corporation, a company involved in computer hardware distribution
focusing on the medical field.   The acquisition was completed in
January 2006.

In January 2006, the Company completed the purchase of Solutions In Computing Inc., a supplier of computer hardware and software focusing on the entertainment field.

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

Liquidity, capital resources and going concern - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2007, the Company had not yet achieved profitable operations, had accumulated losses of $18,825,246 since its inception, had a working capital deficiency of $470,610 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern under generally accepted accounting principles. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. As of October 31, 2007, the Company had total current assets of $6,662,929 and total current liabilities of $7,133,539 resulting in a working capital deficit of $470,610. As of October 31, 2007, the Company had cash totaling $975,588. The Company's cash flow from operating activities for the three months ended October 31, 2007 resulted in a surplus of $485,243. The Company's cash flow from investing
activities resulted in a deficit of $1,207.   The Company's cash flows from
financing activities resulted in a deficit of $906,695. Overall, the Company's cash flows for the three months ended October 31, 2007, increased by $93,457. The Company believes the cash flow from current operating activities and its ability to raise capital, as needed, through existing debt financing will be sufficient to provide necessary capital for the Company's operations for the next twelve months.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Financial statement items subject to significant management judgment include the allowance for doubtful accounts, the valuation of inventory, the valuation of amounts due from Vital Products, Inc. and goodwill, as well as income taxes and loss contingencies. Actual results could differ from those estimates.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of On The Go Healthcare, Inc. and its wholly-owned subsidiaries, The International Mount Company, 1637033 Ontario Limited, Helios/Oceana Ltd., Infinity Technologies Inc., 2film Corporation and Island Corporation. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation. During May 2006, the Company amalgamated all the subsidiaries listed above into On The Go Technologies Inc. and dissolved all other subsidiaries.

                                                                             F6

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

Revenue and expense recognition - The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No.104. Under
SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns. Amounts billed to customers for shipping and handling are recorded as sales revenues. Costs incurred for shipping and handling are included in cost of sales.

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

Fair value of financial instruments - The Company's financial instruments comprise cash, accounts receivable, due from Vital Products, Inc., accounts payable and accrued liabilities, note payable, loans payable to related party and long-term debts. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term maturity of these instruments. In management's opinion, the fair value of long-term debts is approximate to carrying value due as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect to these financial instruments.

                                                                             F7

Goodwill and intangible asset - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under
SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

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

The Company has goodwill of $2,158,724 as of October 31, 2007, which $2,042,274 was considered impaired during the three months ended October 31, 2007 based upon management's evaluation of its goodwill lack of future economic benefit through future cash flow analysis.

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

Comprehensive income (loss) - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholder's equity and in the balance sheet as a component of stockholder's equity.

                                                                             F8

Recent accounting pronouncements - In June 2007, the Emerging Issues Task Force ("EITF") ratified its conclusion on EITF Issue No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.
EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of EITF 06-11 will have on its financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have any impact on its financial position, results of operation or cash flows.

3. LOAN PAYABLE TO RELATED PARTY

Loans payable to related party totaling $174,123 at October 31, 2007, is comprised of advances from the Company's Chief Executive Officer and President. The advances are due on demand, unsecured and non-interest bearing.

4. STOCKHOLDERS' EQUITY

On November 15, 2007, the Company's common stock was adjusted to take into account a 50-to-1 reverse stock split. The Company's common stock have been adjusted on retroactive basis, accordingly, all previous balances have been adjusted for this reverse stock split.

During the three months ended October 31, 2007, there were no new stock options or warrants granted.

5. CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.


                                                                             F9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this report, and in our Form 10-KSB for the year ended July 31, 2007.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of our financing efforts, regulatory developments and other risks described in our annual report on Form 10-KSB and our other filings with the Securities and Exchange Commission and risks described elsewhere in this report.
Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Stock-based compensation - On January 1, 2006, we adopted SFAS No. 123(R) "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006.

Revenues

Revenues from sales for the three months ended October 31, 2007 was $5,276,120 compared to $7,386,217 for the three months ended October 31, 2006. Revenues decreased in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 because we have been more selective in the orders we take and are focusing on transactions that are more unique in our industry and therefore generate higher margins.

Cost of Sales

Our cost of sales was $4,369,369 for the three months ended October 31, 2007 compared to $6,525,694 for the three months ended October 31, 2006. The decrease in cost of sales in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 was primarily due to the overall decrease in transactions as a result of us seeking higher margins.

Gross Profit

Our gross profit for the three months ended October 31, 2007 totaled $906,751 compared to $860,523 for the three months ended October 31, 2006. Overall, our gross profit percentage for the three months ended October 31, 2007 approximated 17.2% of sales compared to 11.7% in the same period of the prior year. Increase in our gross profit percentage in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 is primarily due to us being more selective in the orders we take and selecting transactions for higher margins.
                                       5

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased to $1,202,218 for the three months ended October 31, 2007 from $1,508,263 for the three months ended October 31, 2006. We changed our business plan to focus our efforts toward fewer but higher margin transactions. We believe that our overall reduction in transactions will allow us to reduce our overhead expenses. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently at reduced costs.

Interest and Financing Expense

Interest and financing expense increased to $553,677 for the three months ended October 31, 2007 from $424,350 for the three months ended
October 31, 2006. The increase in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 is primarily the result of the issuance of new convertible promissory notes in December 2006. The notes have deemed beneficial conversion features resulting not only in normal interest expense but also expense related to the deemed beneficial conversion feature.

Impairment Loss

Impairment loss increased to $2,042,274 for the three months ended
October 31, 2007 compared to none in the three months ended October 31, 2006. The increase in impairment loss was a result of management determining an impairment on future cash flow benefits of capitalized goodwill.

Net loss

Our net loss of $2,855,650 for the three months ended October 31, 2007 compared to $1,029,603 for the three months ended October 31, 2006 was attributable to the factors discussed previously.

Liquidity and Capital Resources

As of October 31, 2007, we had current assets of $6,662,929 and current liabilities of $7,133,539, resulting in a working capital deficit of $(470,610) and as of that date we had cash of $975,588.

For the three months ended October 31, 2007, we provided cash from operations in the amount of $485,243 as compared to cash used in the amount of $100,105 for the three months ended October 31, 2006. The increase in the cash provided is due to an increase in collections of accounts receivable during the three months ended October 31, 2007.

For the three months ended October 31, 2007, cash used in investing activities was $1,207 as compared to $31,971 for the three months ended
October 31, 2006. The decrease in cash used in investing activities is primarily related to a decrease in purchased property and equipment in the current period compared to the prior year.

For the three months ended October 31, 2007, cash (used in) financing activities was $(906,695) as compared to cash provided by financing activities of $596,606 for the three months ended October 31, 2006. The primary source of financing for the three months ended October 31, 2007 has been from our existing equity line of credit agreement through a convertible debt facility with Laurus Master Fund, Ltd. as discuss more fully in the Financing Activities section found elsewhere within this 10-QSB.

We believe the cash flow from operating activities and capital raised, as needed, through existing debt financing will be sufficient to provide necessary capital for our operations for the next twelve months.

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

In January 2006, we entered into a debt agreement with Dutchess for the issuance of a $1,250,000 promissory note for a purchase price of $1,000,000. Other than the $250,000 discount inherent in the purchase price, the Note is non-interest bearing. The terms of the Note required that it be repaid using 50% of the proceeds of each put notice delivered by us to Dutchess or $69,445 per month. As of April 30, 2007, the Note had been paid in full. In connection with the Note, we paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000.

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

We intend to use the Revolving Note as our primary source of financing. As of October 31, 2007, the balance for the Revolving Note totaled $3,596,700.

On December 6, 2006, we issued to Dutchess a convertible promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The Note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the Note is non-interest bearing. The Note payment on the Note calls for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the note is paid in full. The $387,000 inherent discount is being amortized as debt discount over the term of the note. As of October 31, 2007, the unpaid principal balance totaled $1,137,500 and the unamortized inherent discount totaled $173,355.

In connection with the Note, we paid Dutchess a facility fee of $90,000 and agreed to issue 400,000 shares of common stock as incentive shares with a fair value of $264,000. The Note is convertible into shares of common stock at the election of the Note holders. The conversion rate is at the lesser of (i) 50% of the lowest closing bid price during the 15 trading days preceding the conversion notice or (ii) 100% of the lowest bid price for the 20 days immediately preceding the convertible closing date. The convertible promissory note agreement contains a conversion limit which limits the ability of Dutchess to convert the note to not exceed 4.99% of our outstanding shares of common stock at any given time.

We have been successful in the past in raising capital, however, these sources of financing may not continue to be available to us and demand for our equity/debt instruments may not be sufficient to meet our capital needs and financing may not be available on terms favorable to us.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be adequate to meet our operational needs, we may seek to compensate providers of services by issuance of our stock in lieu of cash, which may also result in dilution to existing stockholders.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


On October 10, 2007, we issued 11,000,000 common shares as consideration for consulting services by Quality Stocks, LLC. The shares were valued at a total of $47,300.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION.

On November 15, 2007, we did a reverse stock split and exchanged all of our common shares on the basis of 50 shares for 1 new common share and began trading under the new ticker symbol "OGOH.OB."

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

3.6 Certificate of Designation of Series A Convertible Preferred Stock (included as Exhibit 4.1 to the Form 10-KSB filed October 27, 2004, and incorporated herein by reference).

4.1 Secured Convertible Term Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.1 to the
      Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.2 Secured Revolving Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.2 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.3 Secured Convertible Minimum Borrowing Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit
      4.3 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.4 Security and Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.4 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.5 Master Security Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.5 to the
      Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.6 Share Pledge Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.6 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.7 Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.7 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.8 Subsidiary Guaranty between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.8 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.9 Funds Escrow Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.9 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.10 Forbearance Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.10 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.11 Joinder Agreement between the Company and Laurus Master Fund, Ltd., dated July 20, 2005 (included as Exhibit 4.11 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.12 Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.12 to the Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.13 Amended and Restated Secured Convertible Term Note between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
      Exhibit 4.1 to the Form 8-K filed January 30 2006, and incorporated herein by reference).

4.14 Amended and Restated Secured Revolving Note between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as Exhibit
      4.2 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.15 Amended and Restated Secured Convertible Minimum Borrowing Note between the Company and Laurus Master Fund, Ltd., dated
      January 13, 2006 (included as Exhibit 4.3 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.16 Amended and Restated Security Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
      Exhibit 4.4 to the Form 8-K filed January 30, 2006 and incorporated herein by reference).

4.17 Amended and Restated Form of Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as Exhibit 4.5 to the Form 8-K filed January 30, 2006 and incorporated herein by reference).

4.18 Amended and Restated Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated January 13, 2006 (included as
      Exhibit 4.6 to the Form 8-K filed January 30, 2006, and incorporated herein by reference).

4.19  Form of Series "D" Common Stock Purchase Warrant (included as Exhibit
      4.22 to the Form SB-2 filed February 21, 2006 and Incorporated herein by reference).

4.20 Omnibus Agreement, dated July 11, 2007 (included as Exhibit 4.7 to the Form 8-K filed July 17, 2007, and incorporated herein by reference).

4.21  Second Omnibus Agreement, dated September 24, 2007 (included as
      Exhibit 4.8 to the Form 8-K filed September 28, 2007, and incorporated herein by reference).

4.22  Third Omnibus Agreement, dated October 15, 2007 (included as Exhibit
      4.9 to the Form 8-K filed October 19, 2007, and incorporated herein by reference).

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

                                             ON THE GO HEALTHCARE, INC.



Dated: December 17,2007                      By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: December 17, 2007                     By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer