Form 10QSB
period 2008-01-31
ON THE GO HEALTHCARE INC
filed 2008-03-17
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2008

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

As of March 10, 2008 the Issuer had 370,858,571 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        ON THE GO HEALTHCARE, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTER ENDED JANUARY 31, 2008



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index............................3

         Consolidated Balance Sheet as of January 31, 2008 (Unaudited)
          and July 31, 2007..................................................F1

         Consolidated Statements of Operations  for the Three and Six
          Months Ended January 31, 2008 and 2007 (Unaudited).................F2

         Consolidated Statement of Changes in Stockholders' Equity
         For the Six Months Ended January 31, 2008 (Unaudited)...............F3

         Consolidated Statements of Cash Flows for the Six Months Ended
          January 31, 2008 and 2007 (Unaudited)..............................F4



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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..........9

Item 3 - Defaults Upon Senior Securities......................................9

Item 4 - Submission of Matters to a Vote of Security Holders..................9

Item 5 - Other Information ...................................................9

Item 6 - Exhibits ...........................................................10

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         On The Go Healthcare, Inc.

                      Consolidated Financial Statements

             Six Months Ended January 31, 2008 and 2007 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheet as of January 31, 2008 (Unaudited)
          and July 31, 2007..................................................F1

        Consolidated Statements of Operations  for the Three and Six
          Months Ended January 31, 2008 and 2007 (Unaudited).................F2

  Consolidated Statement of Changes in Stockholders' Equity
          For the Six Months Ended January 31, 2008 (Unaudited)..............F3

        Consolidated Statements of Cash Flows for the Six Months Ended
          January 31, 2008 and 2007 (Unaudited)..............................F4




        Notes to Consolidated Financial Statements (Unaudited)..........F5 - F9

                           ON THE GO HEALTHCARE, INC.
                       (dba ON THE GO TECHNOLOGIES GROUP)
                          CONSOLIDATED BALANCE SHEETS
                       JANUARY 31, 2008 AND JULY 31, 2007


                                                     January 31,      July 31,
                                                            2008          2007
                                                     (Unaudited)
                                                     -----------    ----------
 ASSETS

Current assets
  Cash                                                  $197,686      $882,131
  Accounts receivable, net                             4,779,680     4,115,899
  Inventory                                              122,605       159,697
  Income tax receivable                                    5,931         5,580
  Prepaid expenses                                       119,418        50,938
  Due from Vital Products, Inc.                        1,913,890     1,746,370
                                                     -----------    ----------
    Total current assets                               7,139,210     6,960,615

Investment in Vital Products, Inc.                       250,000       250,000
Property and equipment, net of accumulated
  depreciation                                           483,812       508,224
Capitalized loan fees, net                               102,474       214,263
Goodwill                                               2,031,627     3,317,537
                                                     -----------    ----------
Total assets                                         $10,007,123   $11,250,639
                                                     ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses               $3,448,679    $3,510,721
  Loans payable to related party                               -       294,123
  Current portion of long-term debts, net              4,383,442     3,898,374
                                                     -----------    ----------
    Total current liabilities                          7,832,121     7,703,218
                                                     -----------    ----------
Total liabilities                                     $7,832,121    $7,703,218

Commitments and contingencies                                  -             -

Conditionally redeemable convertible
  preferred stock; Series B 1.5%
    convertible preferred stock                        1,000,000     1,000,000
                                                     -----------    ----------
Stockholders' equity
  Preferred stock; $0.01 par value;
    1,000,000 shares authorized, 229,134
      and 229,134 issued and outstanding,
        respectively                                       2,291         2,291
  Common stock; $0.0001 par value; 1,000,000,000
    shares authorized, 120,758,571 and 3,731,536
      issued and outstanding, respectively                12,076           373
  Additional paid-in capital                          21,888,606    19,190,430
  Prepaid expenses paid with common stock               (146,792)     (441,569)
  Accumulated other comprehensive loss                  (519,466)     (279,508)
  Accumulated deficit                                (20,061,713)  (15,924,596)
                                                     -----------    ----------
    Total stockholders' equity                         1,175,002     2,547,421
                                                     -----------    ----------
Total liabilities and stockholders' equity           $10,007,123   $11,250,639
                                                     ===========   ===========



The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        On The Go Healthcare, Inc.
                Consolidated Statements of Operations
                              (Unaudited)




                           For the three months         For the six months
                              ended January 31,          ended January 31,
                        ------------------------   -------------------------
                               2008         2007          2008          2007

Sales                    $6,083,734   $5,923,984   $11,359,854   $13,310,201
Cost of revenues          4,814,418    4,482,570     9,183,787    11,008,264
                        -----------   ----------   -----------   -----------
  Gross profit            1,269,316    1,441,414     2,176,067     2,301,937
                        -----------   ----------   -----------   -----------
Operating expenses
  Depreciation and
    amortization             38,934       22,640        77,467        68,581
  Selling, general and
    administrative        1,921,640    1,732,547     3,123,858     3,240,810
                        -----------   ----------   -----------   -----------
    Total operating
      expenses            1,960,574    1,755,187     3,201,325     3,309,391
                        -----------   ----------   -----------   -----------
  Loss from operations     (691,258)    (313,773)   (1,025,258)   (1,007,454)
                        -----------   ----------   -----------   -----------
Other income (expense)
  Interest and financing
    expense                (574,085)    (564,666)   (1,127,762)     (989,016)
  Loss on sale of fixed
    asset                    (3,730)           -        (3,730)            -
  Impairment loss                 -            -    (2,042,274)            -
  Interest income            77,606       63,639       151,907       152,067
                        -----------   ----------   -----------   -----------

    Total other income
      (expense)            (500,209)    (501,027)   (3,021,859)     (836,949)
                        -----------   ----------   -----------   -----------
Loss before provision
  for income taxes       (1,191,467)    (814,800)   (4,047,117)   (1,844,403)

Provision for income
  taxes                           -            -             -             -
                        -----------   ----------   -----------   -----------
Net loss                 (1,191,467)    (814,800)   (4,047,117)   (1,844,403)
                        ===========   ==========   ===========   ===========

Earnings per share
  computation:
  Net loss per common
    share                    $(0.02)      $(9.91)       $(0.12)      $(35.33)
                        ===========   ==========   ===========    ===========
Weighted average
  common shares
    outstanding -
  basic and diluted      60,127,015       82,210    33,218,849        52,200
                        ===========   ==========   ===========   ===========

The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                        On The Go Healthcare, Inc.
                Consolidated Statement of Changes in Stockholders' Equity
                  For the Six Months ended January 31, 2008
                              (Unaudited)


                                                                                Prepaid
                                                                               Expenses   Accumulated
                                                                   Additional  Paid with     Other                      Total
                     Preferred Stock           Common Stock         Paid-in     Common   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital      Stock    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------

                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------
Balance,
  July 31, 2007   229,134    $2,291     3,731,536       $   373   $19,190,430   (441,569)   $(279,508) $(15,924,596)   $2,547,421

Issuance of
 common stock
  for services        --         --   115,221,203        11,522     2,339,771    146,792           --            --     2,498,085

Issuance of
 common stock
  for payment
   on related
    party accrued
     liabilities      --         --       760,000            76       119,924         --           --            --       120,000

Issuance of
 common stock
  as principal
   payment on
    notes payable
     totaling
      $238,586        --         --     1,045,832           105       238,481         --           --            --       238,586

Current period
 expense of
  prepaid expenses
  paid with
   common stock       --         --            --            --            --    147,985           --            --       147,985

Dividends paid
 preferred stock,
  Series B            --         --            --            --            --         --           --       (90,000)      (90,000)

Foreign currency
 translation          --         --            --            --            --         --     (239,958)           --      (239,958)

Net loss              --         --            --            --            --         --           --    (4,047,117)   (4,047,117)
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------
Balance,
  January 31,
          2008   229,134     $2,291   120,758,571       $12,076   $21,888,606  $(146,792)   $(519,466) $(20,061,713)   $1,175,002
                =========   =======   ===========   ===========   ===========  =========  ===========   ===========   ===========




The accompanying notes are an integral part of the consolidated
financial statements.                                                        F3

                         On The Go Healthcare, Inc.
              Consolidated Statements of Cash Flows (Unaudited)



                                                        For the six months
                                                         ended January 31,
                                                   ---------------------------
                                                        2008           2007
                                                   ------------    -----------
Cash flows from operating activities:
  Net loss                                         $(4,047,117)    $(1,844,403)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Stock-based expenses for
      services rendered                              2,646,070         100,800
    Financing cost related to convertible debt         935,469         773,883
    Depreciation and amortization                       77,467          68,581
    Loss on sale of fixed asset                          3,730               -
    Impairment on goodwill                           2,042,274               -
    Interest earned on Due from Vital Products, Inc.  (128,738)       (139,576)
  Changes in operating assets and liabilities:
    Change in accounts receivable                     (663,781)        965,507
    Change in inventory                                 37,092          95,151
    Change in prepaid expenses                         (68,480)        (30,447)
    Change in due from Vital Products, Inc.             (3,118)              -
    Change in income tax receivable                       (351)         77,685
    Change in other assets                                   -               -
    Change in accounts payable and accrued expenses    (62,042)     (1,113,041)
                                                   ------------    -----------
      Net cash provided by (used in) operating
        activities                                     768,475      (1,045,860)
                                                   ------------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                    (7,874)        (13,633)
                                                   ------------    -----------
    Net cash provided by (used in)
investing activities                                    (7,874)        (13,633)
                                                   ------------    -----------
Cash flows from financing activities:
  Payments on long-term debt                       (12,229,456)    (14,498,789)
  Payments on notes payable                           (174,123)       (727,808)
  Payments on capitalized loan fees                          -         (90,000)
  Proceeds from long-term debt                      11,798,507      14,368,478
  Proceeds from notes payable                                -       1,551,137
  Dividends paid on preferred stock, Series B          (90,000)              -
                                                   ------------    -----------
    Net cash provided by (used in) financing
      activities                                      (695,072)        603,018
                                                   ------------    -----------
Effect of foreign currency exchange                   (749,974)         89,616
                                                   ------------    -----------
Net change in cash                                    (684,445)       (366,859)
Cash, beginning of period                              882,131         481,799
                                                   ------------    -----------
Cash, end of period                                   $197,686        $114,940
                                                   ============    ===========


The accompanying notes are an integral part of the consolidated
financial statements.                                                        F4

ON THE GO HEALTHCARE, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Description of history and business - On The Go Healthcare, Inc., doing business as On The Go Technologies Group, was incorporated on July 21, 2000 in the State of Delaware.

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

The Company is primarily a value added distributor of computer and computer related products. The Company operates primarily in Canada and its headquarters are located in Ontario, Canada.

Liquidity, capital resources and going concern - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2008, the Company had not yet achieved profitable operations, had accumulated losses of $20,061,713 since its inception, had a working capital deficiency of $692,911 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern under generally accepted accounting principles. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. As of January 31, 2008, the Company had total current assets of $7,139,210 and total current liabilities of $7,832,121 resulting in a working capital deficit of $692,911. As of January 31, 2008, the Company had cash totaling $197,686. The Company's cash flow from operating activities for the six months ended January 31, 2008 resulted in a surplus of $768,475. The Company's cash flow from investing
activities resulted in a deficit of $7,874.   The Company's cash flows from
financing activities resulted in a deficit of $695,072. Overall, the Company's cash flows for the six months ended January 31, 2008, decreased by $684,445. The Company believes the cash flow from current operating activities and its ability to raise capital, as needed, through existing debt financing will be sufficient to provide necessary capital for the Company's operations for the next twelve months.

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

Fair value of financial instruments - The Company's financial instruments comprise cash, accounts receivable, due from Vital Products, Inc., accounts payable and accrued liabilities, note payable, loans payable to related party and long-term debts. The carrying value of the Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term maturity of these instruments. In management's opinion, the fair value of long-term debts is approximate to carrying value due as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect to these financial instruments.

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

The Company had goodwill of $2,031,627 as of January 31, 2008, The Company considered $2,042,274 impaired during the six months ended January 31, 2008 based upon management's evaluation of its goodwill lack of future economic benefit through future cash flow analysis.

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

3. STOCKHOLDERS' EQUITY

On November 15, 2007, the Company's common stock was adjusted to take into account a 50-to-1 reverse stock split. The Company's common stock has been adjusted on a retroactive basis, accordingly, all previous balances have been adjusted for this reverse stock split.

During the three months ended January 31, 2008, there were no new stock options or warrants granted.

4. CONTINGENCIES

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-K and our other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.


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

Revenue and expense recognition - We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101 as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns based on historical patterns. We record amounts billed to customers for shipping and handling as sales revenues. We include costs incurred for shipping and handling in cost of sales.

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND 2007.

Revenues

Revenues from sales for the six months ended January 31, 2008 was $11,359,854 compared to $13,310,201 for the six months ended January 31, 2007. Revenues decreased in the six months ended January 31, 2008 compared to the six months ended January 31, 2007 because we have been more selective in the orders we take and are focusing on transactions that are more unique in our industry and therefore generate higher margins.

Cost of Sales

Our cost of sales was $9,183,787 for the six months ended January 31, 2008 compared to $11,008,264 for the six months ended January 31, 2007. The decrease in cost of sales in the six months ended January 31, 2008 compared to the six months ended January 31, 2007 was primarily due to the overall decrease in transactions as a result of us focusing on fewer transactions with higher margins.

Gross Profit

Our gross profit for the six months ended January 31, 2008 totaled $2,176,067 compared to $2,301,937 for the six months ended January 31, 2007. Overall, our gross profit percentage for the six months ended January 31, 2008 approximated 19.2% of sales compared to 17.3% in the same period of the prior year. Increase in our gross profit percentage in the six months ended
January 31, 2008 compared to the six months ended January 31, 2007 is primarily due to us being more selective in the orders we take and selecting transactions for higher margins.
                                       5

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased to $3,123,858 for the six months ended January 31, 2008 from $3,240,810 for the six months ended January 31, 2007. We changed our business plan to focus our efforts toward fewer but higher margin transactions. We believe that our overall reduction in transactions will allow us to reduce our overhead expenses. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently at reduced costs.

Interest and Financing Expense

Interest and financing expense increased to $1,127,762 for the six months ended January 31, 2008 from $989,016 for the six months ended January 31, 2007. The increase in the six months ended January 31, 2008 compared to the six months ended January 31, 2007 is primarily the result of the issuance of new convertible promissory notes in December 2006. The notes have deemed beneficial conversion features resulting not only in normal interest expense but also expense related to the deemed beneficial conversion feature.

Impairment Loss

Impairment loss increased to $2,042,274 for the six months ended
January 31, 2008 compared to none in the six months ended January 31, 2007.The increase in impairment loss was a result of management determining an impairment on future cash flow benefits of capitalized goodwill.

Net loss

Our net loss of $4,047,177 for the six months ended January 31, 2008 compared to $1,844,403 for the six months ended January 31, 2007 was attributable to the factors discussed previously.

Liquidity and Capital Resources

As of January 31, 2008, we had current assets of $7,139,210 and current liabilities of $7,832,121, resulting in a working capital deficit of $692,911 and as of that date we had cash of $197,686.

For the six months ended January 31, 2008, we provided cash from operations in the amount of $$768,475 as compared to cash used in the amount of $(1,045,860) for the six months ended January 31, 2007. The increase in the cash provided is due to an increase in stock-based compensation and consideration for services rendered during the six months ended
January 31, 2008.

For the six months ended January 31, 2008, cash used in investing activities was $7,874 as compared to $13,633 for the six months ended January 31, 2007. The decrease in cash used in investing activities is primarily related to a decrease in purchased property and equipment in the current period compared to the prior year.

For the six months ended January 31, 2008, cash (used in) financing activities was $(695,072) as compared to cash provided by financing activities of $603,018 for the six months ended January 31, 2007. The primary source of financing for the six months ended January 31, 2008 has been from our existing equity line of credit agreement through a convertible debt facility with Laurus Master Fund, Ltd. as discussed more fully in the Financing Activities section found elsewhere within this report on 10-QSB.

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

In July 2005, we entered into an equity line of credit agreement through a convertible debt facility with Laurus Master Fund, Ltd. granting access to borrow up to $5,500,000. The financing consisted of a $500,000 secured term loan and a $5,000,000 secured revolving note. On January 13, 2006, we agreed to revise the financing facility with Laurus. The revised facility consists of (i) a $500,000 Secured Convertible Term Note (ii) a $2,500,000 Secured Convertible Minimum Borrowing Note, and (iii) a $5,000,000 Secured Revolving Note (collectively, the "Amended and Restated Notes"). The Amended and Restated Notes are secured by a security interest in substantially all of our assets.

Pursuant to the Agreement, we agreed to amend the conversion price to $0.50 and the exercise price of the warrants to $0.65.

On May 16, 2006, we agreed to further amend the Amended and Restated Convertible Term Note so that the conversion price of $0.50 would be reduced to $0.14 for $85,000 of the principal and associated interest and fees.
The rest of the principal of the Term Note and the interest associated with the principal would continue to be convertible at $0.50. On June 5, 2006 we agreed to reduce the fixed conversion price of the Term Note from $0.50 to $0.14. On July 11, 2007, we agreed to reduce the fixed conversion price of the Term Note to $0.005. On August 27, 2007 Laurus converted the remaining amount due under the Term Note into shares of our common stock and as such the Term Note was paid in full in advance of its due date of July 14, 2008.

On September 24, 2007, we agreed to further amend the Amended and Restated Secured Convertible Minimum Borrowing Note so that the fixed conversion price of $0.50 would be reduced to $0.005 for the first $150,000 of the principal converted after September 24, 2007. The rest of the principal of the Minimum Borrowing Note and the interest associated with the principal would be convertible at $1.02. On October 15, 2007, we agreed to change the fixed conversion price of $0.005 for the first $150,000 of the principal converted after September 24, 2007 to the price equal to eighty percent of the average of the five lowest closing prices of our common stock during the ten (10) trading days immediately prior to the date of such conversion; provided, however, that the fixed conversion price applicable to such conversion may not be less than $0.001, subject to adjustments, for the first $250,000 of the principal converted after October 15, 2007. The rest of the principal of the Minimum Borrowing Note and the interest associated with the principal remains convertible at $1.02.

We intend to use the Revolving Note as our primary source of financing. As of January 31, 2008, the balance for the Revolving Note totaled $4,406,944.

On December 6, 2006, we issued to Dutchess a convertible promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The Note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the Note is non-interest bearing. The Note called for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the Note was paid in full. The $387,000 inherent discount is being amortized as debt discount over the term of the Note. As of January 31, 2008, the unpaid principal balance totaled $758,000 and the unamortized inherent discount totaled $112,171.

In connection with the Note, we paid Dutchess a facility fee of $90,000 and agreed to issue 400,000 shares of common stock as incentive shares with a fair value of $264,000. Upon an event of default, the Note was convertible into shares of common stock at the election of the Note holders. The conversion rate is at the lesser of (i) 50% of the lowest closing bid price during the 15 trading days preceding the conversion notice or (ii) 100% of the lowest bid price for the 20 days immediately preceding the date of default . The Note agreement contains a conversion limit which limits the ability of Dutchess to convert the Note to not exceed 4.99% of our outstanding shares of common stock at any given time.

On March 5, 2008, we agreed to amend the terms of the Note. Pursuant to the terms of the amended Note, payments made by us in satisfaction of the Note will be in shares of our common stock, which we will issue to Dutchess on the tenth calendar day of each month until our obligations under the Note have been satisfied in full. Each payment will be convertible at 80% of the lowest closing best bid prices of our common stock for the ten trading days prior to the payment due date. The maturity date of the Note remains the same. As of March 5, 2008, the unpaid principal balance on the Note totaled $632,500.

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


Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 15, 2007, we effected a reverse stock split and exchanged all of our common shares on the basis of 50 shares for 1 new common share and began trading under the new ticker symbol "OGOH.OB."

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

4.23 Amended Convertible Promissory Note between the Company and Dutchess Private Equities Fund, Ltd., as successor-in-interest to Dutchess Private Equities Fund, L.P, dated March 5, 2008 (included as Exhibit 4.2 to the Form 8-K filed March 6, 2008, and incorporated herein by reference).

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

10.11 2007 Stock Option Plan, dated November 19, 2007 (included as Exhibit
      10.1 to the Form S-8 filed November 19, 2007, and incorporated herein by reference).

10.12 2008 Stock Option Plan, dated February 26, 2008 (included as Exhibit
      10.1 to the Form S-8 filed February 26, 2008, and incorporated herein by reference).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ON THE GO HEALTHCARE, INC.



Dated: March 17, 2008                        By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: March 17, 2008                        By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer