Form 10QSB
period 2008-04-30
ON THE GO HEALTHCARE INC
filed 2008-06-20
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2008

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to __________

                     Commission File Number: 333-61538

                         METRO ONE DEVELOPMENT, INC.
     (Exact name of small business issuer as specified in its charter)


            Delaware                                  98-0231687
      ----------------------                         --------------
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification Number)


           85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2
                  (Address of principal executive offices)

                                  (905) 760-2987
                           (Issuer's telephone number)

                             ON THE GO HEALTHCARE, INC.
  (Former name, former address and former fiscal year, if changed since last report)

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

As of June 19, 2008, the issuer had 221,000,453 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        METRO ONE DEVELOPMENT, INC.
               (formerly known as ON THE GO HEALTHCARE, INC.)
                      QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDED APRIL 30, 2008



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index............................3

         Consolidated Balance Sheets as of April 30, 2008 (Unaudited)
          and July 31, 2007..................................................F1

         Consolidated Statements of Operations for the Three and Nine
          Months Ended April 30, 2008 and 2007 (Unaudited)...................F2

         Consolidated Statement of Changes in Stockholders' Equity
         For the Nine Months Ended April 30, 2008 (Unaudited)................F3

         Consolidated Statements of Cash Flows for the Nine Months Ended
          April 30, 2008 and 2007 (Unaudited)................................F4

         Notes to Consolidated Financial Statements (Unaudited)........F5 - F11


Item 2 - Management's Discussion and Analysis or Plan of Operation............4

Item 3A(T) - Controls and Procedures .........................................9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................10

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.........10

Item 3 - Defaults Upon Senior Securities.....................................11

Item 4 - Submission of Matters to a Vote of Security Holders.................11

Item 5 - Other Information ..................................................11

Item 6 - Exhibits and Reports on Form 8-K....................................12

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


                         Metro One Development, Inc.
               (formerly known as ON THE GO HEALTHCARE, INC.)

                      Consolidated Financial Statements

             Nine Months Ended April 30, 2008 and 2007 (Unaudited)


Index of Consolidated Financial Statements:

        Consolidated Balance Sheets as of April 30, 2008 (Unaudited)
          and July 31, 2007..................................................F1

        Consolidated Statements of Operations for the Three and Nine
          Months Ended April 30, 2008 and 2007 (Unaudited)...................F2

  Consolidated Statement of Changes in Stockholders' Equity
          For the Nine Months Ended April 30, 2008 (Unaudited)...............F3

        Consolidated Statements of Cash Flows for the Nine Months Ended
          April 30, 2008 and 2007 (Unaudited)................................F4

        Notes to Consolidated Financial Statements (Unaudited).........F5 - F11

                           METRO ONE DEVELOPMENT, INC.
               (formerly known as ON THE GO HEALTHCARE, INC.)
                          CONSOLIDATED BALANCE SHEETS
                        APRIL 30, 2008 AND JULY 31, 2007


                                                       April 30,      July 31,
                                                            2008          2007
                                                     (Unaudited)
                                                     -----------    ----------
 ASSETS

Current assets
  Cash                                                $   74,368   $   882,131
  Accounts receivable, net                               298,426     4,115,899
  Inventory                                                    -       159,697
  Income tax receivable                                    5,911         5,580
  Prepaid expenses                                        18,604        50,938
  Due from FTS Group, Inc.                               650,000             -
  Due from Vital Products, Inc.                        1,991,503     1,746,370
                                                     -----------    ----------
    Total current assets                               3,038,812     6,960,615

Investment in Vital Products, Inc.                       250,000       250,000
Property and equipment, net of accumulated
  depreciation                                           452,185       508,224
Capitalized loan fees, net                                46,579       214,263
Assets from discontinued operations                            -     3,317,537
                                                     -----------    ----------
Total assets                                         $ 3,787,576   $11,250,639
                                                     ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses               $  845,028      $248,696
  Loans payable to related party                               -       294,123
  Liabilities of discontinued operations                       -     3,262,025
  Current portion of long-term debts, net                674,794     3,898,374
                                                     -----------    ----------
    Total current liabilities                          1,519,822     7,703,218
                                                     -----------    ----------
Total liabilities                                     $1,519,822    $7,703,218

Commitments and contingencies                                  -             -

Conditionally redeemable convertible
  preferred stock; Series B 1.5%
    convertible preferred stock                        1,000,000     1,000,000
                                                     -----------    ----------
Stockholders' equity
  Preferred stock; $0.01 par value;
    1,000,000 shares authorized, 229,134
      and 229,134 issued and outstanding,
        respectively                                       2,291         2,291
  Common stock; $0.0001 par value; 1,000,000,000
    shares authorized, 5,085,419 and 3,732
      issued and outstanding, respectively                   508             -
  Additional paid-in capital                          22,614,985    19,190,803
  Prepaid expenses paid with common stock                (81,974)     (441,569)
  Accumulated other comprehensive loss                  (529,710)     (279,508)
  Accumulated deficit                                (20,738,346)  (15,924,596)
                                                     -----------    ----------
    Total stockholders' equity                         1,267,754     2,547,421
                                                     -----------    ----------
Total liabilities and stockholders' equity           $ 3,787,576   $11,250,639
                                                     ===========   ===========



The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        Metro One Development, Inc.
               (formerly known as On The Go Healthcare, Inc.)
                Consolidated Statements of Operations
                              (Unaudited)




                           For the three months         For the nine months
                              ended April 30,              ended April 30,
                        ------------------------   -------------------------
                               2008         2007          2008          2007

Sales                    $        -   $        -   $         -   $         -
Cost of revenues                  -            -             -             -
                        -----------   ----------   -----------   -----------
  Gross profit                    -            -             -             -
                        -----------   ----------   -----------   -----------
Operating expenses
  Depreciation and
    amortization             38,776       71,381       116,243       139,962
  Selling, general and
    administrative          304,555      237,515       920,147       803,839
                        -----------   ----------   -----------   -----------
    Total operating
      expenses              343,331      308,896     1,036,390       943,801
                        -----------   ----------   -----------   -----------
  Loss from operations     (343,331)    (308,896)   (1,036,390)     (943,801)
                        -----------   ----------   -----------   -----------
Other income (expense)
  Interest and financing
    expense                (541,997)    (848,824)   (1,669,759)   (1,837,840)
  Loss on sale of fixed
    asset                         -            -        (3,730)            -
  Interest income            76,531       62,831       228,438       214,898
  Other income (expense)     16,783            -        16,783             -

                        -----------   ----------   -----------   -----------

    Total other income
      (expense)            (448,683)    (785,993)   (1,428,268)   (1,622,942)
                        -----------   ----------   -----------   -----------
Loss before provision
  for income taxes         (792,014)  (1,094,889)   (2,464,658)   (2,566,743)

Provision for income
  taxes                           -            -             -             -

Gain on sale of assets
    from discontinued
    operations            1,494,919            -     1,494,919             -

Net income (loss) from
  discontinued
  operations             (1,334,537)     196,671    (3,709,011)     (175,879)
                        -----------   ----------   -----------   -----------
Net loss                   (631,632)    (898,218)   (4,678,750)   (2,742,622)
                        ===========   ==========   ===========   ===========

Earnings per share
  computation:
  Net loss from continuing
    operations per common
    share                    $(0.70)  $(2,038.90)      $ (6.37)  $(12,222.58)
  Net income (loss) from
    discontinued operations
     per common share         $0.14    $  366.24       $ (5.73)  $   (837.52)
                        -----------   ----------   -----------   -----------
  Net loss per common
    share                    $(0.56)  $(1,672.66)      $(12.10)  $(13,060.10)
                        ===========   ==========   ===========   ===========
Weighted average
  common shares
    outstanding -
  basic and diluted       1,135,934          537       386,593           210
                        ===========   ==========   ===========   ===========

The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                        Metro One Development, Inc.
               (formerly known as On The Go Healthcare, Inc.)
                Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine Months ended April 30, 2008
                              (Unaudited)


                                                                                Prepaid
                                                                               Expenses   Accumulated
                                                                   Additional  Paid with     Other                      Total
                     Preferred Stock           Common Stock         Paid-in     Common   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital      Stock    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------

                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------
Balance,
  July 31, 2007   229,134    $2,291         3,732       $    --   $19,190,803   (441,569)   $(279,508)  $(15,924,596)  $2,547,421

Issuance of
 common stock
  for services        --         --     4,932,381           493     3,037,012    146,792           --            --     3,184,297

Issuance of
 common stock
  for payment
   on related
    party accrued
     liabilities      --         --           760            --       120,000         --           --            --       120,000

Issuance of
 common stock
  as principal
   payment on
    notes payable
                      --         --       148,546            15       267,170         --           --            --       267,185

Current period
 expense of
  prepaid expenses
  paid with
   common stock       --         --            --            --            --    212,803           --            --       212,803

Dividends paid
 preferred stock,
  Series B            --         --            --            --            --         --           --       (135,000)    (135,000)

Foreign currency
 translation          --         --            --            --            --         --     (250,202)            --     (250,202)

Net loss              --         --            --            --            --         --           --     (4,678,750)  (4,678,750)
                ---------    ------   -----------    ----------   -----------   ---------  -----------   -----------  -----------
Balance,
  April 30,
          2008    229,134    $2,291     5,085,419          $508   $22,614,985   $(81,974)   $(529,710)  $(20,738,346)  $1,267,754
                =========    ======   ===========    ==========   ===========   =========  ===========   ===========  ===========




The accompanying notes are an integral part of the consolidated
financial statements.                                                        F3

                         Metro One Development, Inc.
               (formerly known as On The Go Healthcare, Inc.)
              Consolidated Statements of Cash Flows (Unaudited)



                                                        For the nine months
                                                         ended April 30,
                                                   ---------------------------
                                                        2008           2007
                                                   ------------    -----------
Cash flows from operating activities:
  Net loss                                         $(4,678,750)    $(2,742,622)


  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Stock-based expenses for
      services rendered                              3,381,227       1,181,808
    Financing cost related to convertible debt         917,765         829,778
    Depreciation and amortization                      116,243         139,962
    Interest earned on Due from Vital Products        (221,262)       (201,000)
    Gain  on sale of fixed asset                        (4,548)              -
    Impairment on goodwill                           2,042,274               -
    Gain on sale of asset from
        discontinued operations                     (1,494,919)              -
  Changes in operating assets and liabilities:
    Change in accounts receivable                    3,817,473         770,033
    Change in inventory                                159,697          80,494
    Change in prepaid expenses                          32,334          35,231
    Change in income tax receivable                                     77,380
    Change in accounts payable and accrued expenses    196,171      (1,228,674)
                                                   ------------    -----------
      Net cash provided (used) by  operating
        activities                                   4,263,705      (1,057,610)
                                                   ------------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                    (8,102)        (47,170)
  Advances to Vital Products                            (8,111)              -

                                                   ------------    -----------
    Net cash provided by (used in)
     investing activities                              (16,213)        (47,170)
                                                   ------------    -----------
Cash flows from financing activities:
  Payments on long-term debt                       (18,481,113)    (19,313,832)
  Payments on notes payable                           (174,123)     (1,229,604)
  Payments on capitalized loan fees                          -         (90,000)
  Proceeds from related party loan                           -       1,037,687
  Proceeds from notes payable                                -       1,053,783
  Proceeds from long-term debt                      14,256,093      20,242,781
  Dividends paid on preferred stock, Series B         (135,000)              -
                                                   ------------    -----------
    Net cash provided by (used in) financing
      activities                                    (4,534,143)      1,700,815
                                                   ------------    -----------
Effect of foreign currency exchange                   (521,112)         98,652
                                                   ------------    -----------

Net change in cash                                    (807,763)        694,687

Cash, beginning of period                              882,131         481,799
                                                   ------------    -----------
Cash, end of period                                    $74,368      $1,176,486
                                                   ============    ===========


The accompanying notes are an integral part of the consolidated
financial statements.                                                        F4

METRO ONE DEVELOPMENT, INC.
(formerly known as ON THE GO HEALTHCARE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007


1. BASIS OF PRESENTATION AND HISTORY OF THE COMPANY

Basis of presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended July 31, 2007 of On The Go Healthcare, Inc.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Description of history and business - Metro One Development, Inc., formerly On The Go Healthcare, Inc., (the "Company"), was incorporated on
July 21, 2000 in the State of Delaware.

Effective March 18 2008, the Company entered into a binding Agreement with FTS Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc. (together, "FTS") whereby FTS agreed to purchase certain assets related to the Company's value-added reseller business, including its goodwill and intellectual property, and in addition, FTS agreed to assume trade contracts related to this business beginning on March 18, 2008. In exchange for the foregoing, FTS agreed to pay the Company $4,000,000. The $4,000,000 purchase price was comprised of the assumption of vendor debts totaling $2,900,000 and the issuance of a promissory note in the amount of $1,100,000. This initial purchase price was subject to adjustment based on a final determination of vendor debt on the effective date. On June 6, 2008, the Company and FTS entered into an amendment as further described in Note 6, Subsequent Events.

As a result of the sale of the value-added reseller business, the Company changed its business focus to that of a custom builder and property developer in the Greater Toronto Area in Canada and subsequently changed its name from On The Go Healthcare, Inc. to Metro One Development, Inc. effective April 14, 2008.
                                                                            F5

Liquidity, capital resources and going concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $20,738,346 as of April 30, 2008 and incurred a net loss applicable to common stockholders of $4,678,750 during the nine months ended April 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.
The ability of the Company to obtain such additional financing and to achieve capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Segment reporting - The Company monitors its operations on a divisional basis and has only one reporting segment, being a custom builder and property developer.
                                                                             F6

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

                                                                             F7

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

Recent accounting pronouncements - In June 2007, the Emerging Issues Task Force ("EITF") ratified its conclusion on EITF Issue No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.
EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of EITF 06-11 will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its financial position, results of operations and cash flows.

                                                                             F8

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have any impact on its financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the impact of SFAS No. 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

3. STOCKHOLDERS' EQUITY

On November 15, 2007, the Company's common stock was adjusted to take into account a 50-to-1 reverse stock split. The Company's common stock has been adjusted on a retroactive basis, and accordingly, all previous balances have been adjusted for this reverse stock split.

On April 14, 2008, the Company's common stock was adjusted to take into account a 1,000-to-1 reverse stock split. The Company's common stock has been adjusted on a retroactive basis, and accordingly, all previous balances have been adjusted for this reverse stock split.

During the nine months ended April 30, 2008, there were no new stock options or warrants granted.

4. DISCONTINUED OPERATIONS

As discussed in Note 1, on March 18, 2008, the Company entered into a binding Agreement with FTS Group, Inc. whereby FTS agreed to purchase certain assets related to the Company's value-added reseller business unit, including its goodwill and intellectual property and in addition FTS agreed to assume trade contracts beginning March 18, 2008 related to this business in exchange for $4,000,000. The $4,000,000 purchase price was to be comprised of a promissory note and the assumption of the Company's vendor debt in the amounts of $1,100,000 and $2,900,000, respectively, subject to adjustment based on a final determination of vendor debt outstanding on the effective date. As discussed in Note 6, the terms of the binding letter of intent, including the purchase price, were amended.

The sale of the Company's value-added reseller business operations to FTS resulted in gain on sale by the Company totaling $1,494,919.

The sale of the Company's value-added reseller business operations has been accounted for as discontinued operations in the consolidated financial statements for the periods presented herein, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets".

                                                                             F9

The following is a summary of the results of discontinued operations in the consolidated statements of operations:

Three months ended April 30
                                                        2008           2007
                                                   ------------    -----------
Net sales                                            $2,270,117     $5,227,952
Cost of sales                                         1,683,316      4,241,681
                                                   ------------    -----------
                                                        586,801        986,271
Operating expenses                                    1,921,338        789,600
                                                   ------------    -----------
Income (loss) from discontinued operations          $(1,334,537)    $  196,671
                                                   ============    ===========

Nine months ended April 30
                                                        2008           2007
                                                   ------------    -----------
Net sales                                           $13,629,971    $18,538,153
Cost of sales                                        10,867,103     15,249,945
                                                   ------------    -----------
                                                      2,762,868      3,288,208
Operating expenses                                    6,471,879      3,464,087
                                                   ------------    -----------
Income (loss) from discontinued operations          $(3,709,011)   $  (175,879)
                                                   ============    ===========

5. CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

As discussed in Note 4, FTS agreed to assume $2,861,864 of the Company's outstanding accounts payable debt. In the event FTS is unable to satisfy the assumed outstanding accounts payable, the related creditors will have a claim against the Company.

6. SUBSEQUENT EVENTS

On June 6, 2008, the Company agreed to amend certain terms of the binding letter of intent entered into with FTS Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc., together, FTS, that was effective March 18, 2008 (the "Amendment").Pursuant to the terms of the Amendment, FTS agreed to pay the Company an aggregate purchase price of approximately $3,511,864. The $3,511,864 purchase price is comprised of the promissory note issued on March 18, 2008 and the assumption of the Company's vendor debt in the amounts of $650,000 and $2,861,864, respectively. Pursuant to the terms of the Amendment, the Company cancelled any payments due to it on the note between March 18, 2008 and May 22, 2008. In addition, the Company reduced the principal amount of the note from $1,100,000 to $650,000. Payments due to the Company on the note will be directed to Laurus Master
Fund, Ltd. in order to pay outstanding amounts due on its accounts receivable line with Laurus referred to as the "Laurus Line" or the "Secured Revolving Note" elsewhere in this report. The Company agreed to assign outstanding receivables of approximately $119,000 to FTS for purposes of payment of our outstanding obligations on the Laurus Line. Upon satisfaction of the Laurus Line, any excess amounts due under the note or remaining from the assigned receivables, if any, will be redirected to the Company. Failure of FTS to pay up to $650,000 toward the Laurus Line by July 14, 2008, unless extended by Laurus, will result in an event of default under the note.

In addition, pursuant to the Amendment, the assumed vendor debt of $2,861,864 will be reduced by a payment previously made by FTS in the amount of $157,396.49. Any funds generated by FTS and deposited into the Company's account will be applied to the assumed vendor debt that FTS acquired as set forth in the Amendment.
                                                                            F10

In addition, the Company agreed to rent FTS office space for a period of 90 days at a rate of $10,000 per month.

The acquired assets, acquired trade contracts and the terms of the Confidentiality and Non-Compete Agreement remain the same as set forth in the March 18, 2008 binding letter of intent and were incorporated into the Amendment.

Notice from Laurus Master Fund, Ltd.

Laurus Master Fund, Ltd. provided us with a letter dated May 22, 2008 notifying us that pursuant to the Amended and Restated Security Purchase Agreement between us and Laurus Master Fund, Ltd., we granted Laurus a first priority perfected security interest in all of our assets, including, without limitation, our accounts receivable, inventory, equipment, contract rights and intellectual property. As a result of an asset purchase agreement entered into with FTS as described in this report, whereby we agreed to sell FTS substantially all of our assets, we violated the terms of the Amended and Restated Security Purchase Agreement between us and Laurus. Laurus indicated in the letter that all sums payable by FTS to our Company constitute collateral subject to Laurus' perfected security interest and that any payments on the promissory note shall be directed to Laurus.
Laurus indicated that it was not taking any immediate action against us in connection with the sale, however they have reserved their right to do so.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-KSB and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND 2007.

Revenues

Revenues from continuing operations are $0 for the nine month period ending April 30, 2008 and for the same period in 2007. As a result of our recent change in business focusing on custom building and property development, we have not generated any sales from continuing operations.

Revenues from discontinued operations decreased to $13,629,971 for the nine months ended April 30, 2008 from $18,538,153 for the nine months ended April 30, 2007.

Cost of Sales

Cost of Sales for continuing operations is $0 for the nine month period ending April 30, 2008 and for the same period in 2007. As a result of our recent change in business focus, we have not incurred any cost of sales from continuing operations.

Cost of Sales from discontinued operations decreased to $10,867,103 for the nine months ended April 30, 2008 from $15,249,945 for the nine months ended April 30, 2007.

Gross Profit

Gross Profit from continuing operations is $0 for the nine month period ending April 30, 2008 and for the same period in 2007. As a result of our change in business focus, we have not incurred any gross profit from the continuing operations.

Gross Profit from discontinued operations decreased to $2,762,868 for the nine months ended April 30, 2008 from $3,288,208 for the nine months ended
April 30, 2007.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for our continuing operations has increased to $920,147 for the nine months ended April 30, 2008 from $803,839 for the nine months ended April 30, 2007. With the recent sale of our value-added computer reseller business, we expect to see an overall reduction in expenses due to both the reduced staff requirements and the focus on our new core business.

Interest and Financing Expense

Interest and financing expense decreased to $1,669,759 for the nine months ended April 30, 2008 from $1,837,840 for the nine months ended April 30, 2007. The decrease in the nine months ended April, 2008 compared to the same period in 2007 is primarily the result of the a decrease in the average interest-bearing liabilities to $674,794 for the nine month period ended April 30, 2008 from $4,035,237 for the same period in 2007.
The notes have deemed beneficial conversion features resulting not only in normal interest expense but also expense related to the deemed beneficial conversion feature.

Gain on Sale of Discontinued Operations

A gain on sale of discontinued operations increased to $1,494,919 for the nine months ended April 30, 2008 compared to $0 in the nine months ended April 30, 2007. The increase was the result of the sale of the value-added computer reseller business to FTS.

Net loss

Our net loss of $4,678,750 for the nine months ended April 30, 2008 was attributed to a net loss of $2,464,658 from continuing operations and a net loss of $3,709,011 from discontinued operations and a gain on the sale of assets from discontinued operations of $1,494,919. The total net loss increased from $2,742,622 for the nine months ended April 30, 2007 which consisted of a net loss of $2,566,743 from continuing operations and a net loss of $175,879 from discontinued operations. The increase was attributable to the factors discussed previously.

Liquidity and Capital Resources

As of April 30, 2008, we had current assets of $3,038,812 and current liabilities of $1,519,822, resulting in a working capital surplus of $1,518,990 and as of that date we had cash of $74,368.

For the nine months ended April 30, 2008, cash provided from operations in the amount of $4,263,705 as compared to cash used in the amount of $1,057,610 for the nine months ended April 30, 2007. The increase in the cash provided from operations is due to an increase in stock-based compensation, shares issued in consideration for services rendered and from the collections of retiring accounts receivable. Due to the sale of the value-added computer operations as discussed in note 4, the accounts receivable are expected to decrease significantly and are not expected to to regenerate until operations from continuing operations grows.

For the nine months ended April 30, 2008, cash used in investing activities was $16,213 as compared to $47,170 for the nine months ended April 30, 2007. The decrease in cash used in investing activities is primarily related to a decrease in purchased property and equipment in the current period compared to the prior period.

For the nine months ended April 30, 2008, cash used in financing activities was $4,534,143 as compared to cash provided by financing activities of $1,700,815 for the nine months ended April 30, 2007. The primary source of financing for the nine months ended April 30, 2008 has been from our existing equity line of credit agreement through a convertible debt facility with Laurus Master Fund, Ltd. as discussed more fully in the Financing Activities section below.

In order for the Company to continue its operations, the Company will require signigicant additional funds over the next twelve months. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt of its being able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINANCING ACTIVITIES

In November 2005, we entered into debt agreement with Dutchess Private Equities Fund, L.P. for the issuance of a $800,000 promissory note for a purchase price of $640,000. We paid the promissory note issued to Dutchess in its entirety in December 2006. In connection with the note, we paid Dutchess a facility fee of $40,000 and issued to Dutchess 180,000 shares of common stock as incentive shares with a fair value of $153,000.

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

Pursuant to the terms of the revised facility, we agreed to amend the conversion price to $0.50 and the exercise price of the warrants to $0.65.

On May 16, 2006, we agreed to further amend the Amended and Restated Convertible Term Note so that the conversion price of $0.50 would be reduced to $0.14 for $85,000 of the principal and associated interest and fees.
The rest of the principal of the Term Note and the interest associated with the principal would continue to be convertible at $0.50. On June 5, 2006 we agreed to reduce the fixed conversion price of the Term Note from $0.50 to $0.14. On July 11, 2007, we agreed to reduce the fixed conversion price of the Term Note to $0.005. On August 27, 2007, Laurus converted the remaining amount due under the Term Note into shares of our common stock and as such the Term Note was paid in full in advance of its due date of July 14, 2008.

On September 24, 2007, we agreed to further amend the Amended and Restated Secured Convertible Minimum Borrowing Note so that the fixed conversion price of $0.50 would be reduced to $0.005 for the first $150,000 of the principal converted after September 24, 2007. The rest of the principal of the Minimum Borrowing Note and the interest associated with the principal would be convertible at $1.02. On October 15, 2007, we agreed to change the fixed conversion price of $0.005 for the first $150,000 of the principal converted after September 24, 2007 to the price equal to 80% of the average of the five lowest closing prices of our common stock during the 10 trading days immediately prior to the date of such conversion; provided, however, that the fixed conversion price applicable to such conversion may not be less than $0.001, subject to adjustments, for the first $250,000 of the principal converted after October 15, 2007. The rest of the principal of the Minimum Borrowing Note and the interest associated with the principal remains convertible at $1.02.

As of April 30, 2008, the balance for the Secured Revolving Note totaled $793,316. As part of an amendment to a binding Agreement entered into with FTS, as described elsewhere in this report, FTS issued us a promissory note for $650,000. Pursuant to the terms of the amendment, payments due to us on the note will be directed to Laurus in order to pay outstanding amounts due on the Secured Revolving Note. We agreed to assign outstanding receivables of approximately $119,000 to FTS for purposes of payment of our outstanding obligations on the Secured Revolving Note. Failure of FTS to pay up to $650,000 toward the Secured Revolving Note by July 14, 2008, unless extended by Laurus, will result in FTS being in default under the note.
                                       7

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

In connection with the Note, we paid Dutchess a facility fee of $90,000 and agreed to issue 400,000 shares of common stock as incentive shares with a fair value of $264,000. The Note is convertible into shares of our common stock at the election of the Note holders. The conversion rate is the lesser of (i) 50% of the lowest closing bid price during the 15 trading days preceding the conversion notice or (ii) 100% of the lowest bid price for the 20 days immediately preceding the convertible closing date. The convertible promissory note agreement contains a conversion limit which limits the ability of Dutchess to convert the Note to not exceed 4.99% of our outstanding shares of common stock at any given time.

On March 5, 2008, we agreed to amend the terms of the Note. Pursuant to the terms of the amended Note, payments made by us in satisfaction of the Note will be in shares of our common stock, which we will issue to Dutchess on the tenth calendar day of each month until our obligations under the Note have been satisfied in full. Each payment will be convertible at 80% of the lowest closing best bid prices of our common stock for the 10 trading days prior to the payment due date. The maturity date of the Note remains the same. As of June 11, 2008, the unpaid principal balance on the Note totaled $124,658.


MATERIAL TRENDS AND UNCERTAINTIES

Effective March 18, 2008, we entered into a binding agreement with FTS
Group, Inc. and OTG Technologies Group, Inc., that was subsequently amended on June 6, 2008, whereby we agreed to sell certain assets in our value-added computer reseller business. As part of our decision to sell this business, we determined that it would be in the best interests of our Company and our shareholders to divest of the assets related to our value-added computer reseller business and change our business model to one that focuses on custom building and property development in the Greater Toronto Area in Canada.
We have not yet fully established our new business model and do not yet have any projects underway. Additionally, as of June 16, 2008, we did not have sufficient capital to pursue our new line of business. If we do not raise sufficient capital to implement our business plan, we will not be able to generate revenue. As a result, the only revenue we may generate in our fiscal fourth quarter will be immaterial revenues from remaining outstanding accounts receivable from our prior business. However, we will continue to incur expenses in our fiscal fourth quarter and beyond associated with our remaining assets, overhead costs related to remaining a public company and expenses including salaries and office space for our remaining employees.
We may not be successful in raising capital and implementing our new business model and this change in business model will have a material impact on our liquidity, capital resources and results of operations.

Our financial condition is uncertain at this time. As discussed in Item 5 below, Laurus Master Fund, Ltd. has notified us that we are in default under our Amended and Restated Security Purchase Agreement. In addition, our payment obligations under the Secured Revolving Note issued pursuant to such Amended and Restated Security Purchase Agreement are currently in default. Our Secured Revolving Note with Laurus was our primary source of financing until March 17, 2008. Without this source of funding, we no longer have access to capital to allow us to develop our operations. In addition, having sold our assets as described above, we will not have a significant source of capital until we either raise funds or generate revenues pursuant to our business plan. If we do not raise sufficient funds to cover our debts and overhead, our business will likely fail.

We have, in the past, issued our common stock to employees and consultants to cover a portion of their compensation. As of June 19, 2008, the closing price of our common stock, as quoted on the Over the Counter Bulletin Board, was $0.0003. Due to the price of our common stock, we must issue a substantial number of shares of our common stock. Due to our limited capital resources, we anticipate continuing to issue common stock to compensate employees and consultants. Our issuances of common stock will dilute the shareholders of our common stock and will likely cause our stock price to decline further. We may also need to reverse split our common stock to have sufficient stock to use for compensation purposes or to raise capital. Our previous reverse stock splits have resulted in a decline in our stock price and we believe, if we determine to reverse split our stock again, our stock price will likely decline, particularly if we have not yet implemented our new business model.

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


ITEM 3A(T). CONTROLS AND PROCEDURES.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2008 based on these criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 23, 2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc., on April 14, 2008 this name was changed to Metro One Development, Inc., for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiff's entire claim is frivolous. It is too early to determine the outcome of such allegations; however, we intend to vigorously defend against the plaintiff's claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 10, 2007, we issued 11,000,000 shares of our restricted common stock as consideration for consulting services rendered by Quality Stocks, LLC. The shares were valued at a total of $45,100.

With respect to the issuance of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares.
The shares were sold to accredited investors. The shares were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of June 11, 2008, the outstanding balance on our Secured Revolving Note with Laurus Master Fund, Ltd. was $602,097.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 26, 2008, our stockholders acted by written consent to authorize an amendment to our Amended and Restated Certificate of Incorporation, as amended, to change our name from On The Go Healthcare, Inc. to Metro One Development, Inc. and to effect a reverse split of the issued and outstanding shares of our common stock, par value $0.0001, on a 1 for 1,000 basis. 445,826,800 votes, or 67.8% of the voting power on February 26, 2008, were cast to approve these actions.

ITEM 5. OTHER INFORMATION.

Asset Purchase Agreement with FTS

On June 6, 2008, we agreed to amend certain terms of the binding Agreement we entered into with FTS Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc., together, FTS, that was effective March 18, 2008 (the "Amendment"). Pursuant to the terms of the Amendment, FTS agreed to pay us an aggregate purchase price of approximately $3,511,864. The $3,511,864 purchase price is comprised of the promissory note issued on March 18, 2008, as amended, and the assumption of our vendor debt in the amounts of $650,000 and $2,861,864, respectively. Pursuant to the terms of the Amendment, we cancelled any payments due to us on the note between March 18, 2008 and May 22, 2008. In addition, we reduced the principal amount of the note from $1,100,000 to $650,000. Payments due to us on the note will be directed to Laurus Master Fund, Ltd. in order to pay outstanding amounts due on our accounts receivable line with Laurus referred to as the "Laurus Line" or the "Secured Revolving Note" elsewhere in this report. We agreed to assign outstanding receivables of approximately
$119,000 to FTS for purposes of payment of our outstanding obligations on the Laurus Line. Upon satisfaction of the Laurus Line, any excess amounts due under the note or remaining from the assigned receivables, if any, will be redirected to us. Failure of FTS to pay up to $650,000 toward the Laurus Line by July 14, 2008, unless extended by Laurus, will result in an event of default under the note.

In addition, pursuant to the Amendment, the assumed vendor debt of $2,861,864 will be reduced by a payment previously made by FTS in the amount of $157,396.49. Any funds generated by FTS and deposited into our account will be applied to the assumed vendor debt that FTS acquired as set forth in the Amendment.

In addition, we agreed to rent FTS office space for a period of 90 days at a rate of $10,000 per month.

The acquired assets, acquired trade contracts and the terms of the Confidentiality and Non-Compete Agreement remain the same as in the March 18, 2008 binding agreement and were incorporated into the Amendment.

Notice from Laurus Master Fund, Ltd.

Laurus Master Fund, Ltd. provided us with a letter dated May 22, 2008 notifying us that pursuant to the Amended and Restated Security Purchase Agreement between us and Laurus Master Fund, Ltd., we granted Laurus a first priority perfected security interest in all of our assets, including, without limitation, our accounts receivable, inventory, equipment, contract rights and intellectual property. As a result of an asset purchase agreement entered into with FTS as described in this report, whereby we agreed to sell FTS substantially all of our assets, we violated the terms of the Amended and Restated Security Purchase Agreement between us and Laurus. Laurus indicated in the letter that all sums payable by FTS to our Company constitute collateral subject to Laurus' perfected security interest and that any payments on the promissory note shall be directed to Laurus. Laurus indicated that it was not taking any immediate action against us in connection with the sale, however they have reserved their right to do so.

Distribution of Vital Products, Inc. Trust to Our Shareholders

As part of an asset purchase agreement dated June 5, 2005, between us and Vital Products, Inc., Vital agreed to issue 1,000,000 shares of its common stock to be held in a trust for the benefit of our shareholders. Pursuant to the trust agreement, the trustee is required to distribute the shares to the beneficiaries, on a pro rata basis, when two conditions are met: (1) the Securities and Exchange Commission declares the registration statement registering the trust shares effective and (2) Vital's common stock is traded on the Over-the-Counter Bulletin Board. For every one share held in our Company's common stock on the record date, June 13, 2008, our shareholders will receive 0.007751 share of Vital Products, Inc. common stock. No fractional shares will be distributed. Fractional shares ending in x.5 or greater will be rounded to the nearest whole share and any fractional shares less than x.5 will be rounded down to the nearest whole share.
Any fractional shares less than 0.5 will be rounded down to 0 and the holder will not receive any shares in Vital Products, Inc. common stock.


ITEM 6. EXHIBITS.

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

4.23 Amended Convertible Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated March 5, 2008 (included as Exhibit
      4.2 to the Form 8-K filed March 6, 2008, and incorporated herein by reference).

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

10.11 2007 Stock Option Plan, dated November 19, 2007 (included as Exhibit
      10.1 to the Form S-8 filed November, 2007, and incorporated herein by reference).

10.12 On The Go Healthcare, Inc. February 2008 Stock Option Plan, dated February 26, 2008 (included as Exhibit 10.1 to the Form S-8 filed February 26, 2008, and incorporated herein by reference).

10.13 Binding Agreement between the Company on one side and FTS Group, Inc. and OTG Technologies Group, Inc. on the other side, dated March 18, 2008 (included as Exhibit 10.1 to the Form 8-K filed March 27, 2008, and incorporated herein by reference).

10.14 Metro One Development, Inc. April 2008 Stock Option Plan, dated April 14, 2008 (included as Exhibit 10.1 to the Form S-8 filed April 14, 2008, and incorporated herein by reference).

10.15 Amendment No. 1 to Transaction Documents, dated June 6, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 16, 2008, and incorporated herein by reference).


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

                                             METRO ONE DEVELOPMENT, INC.



Dated: June 20, 2008                         By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: June 20, 2008                         By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer