Form 10KSB
period 2008-07-31
METRO ONE DEVELOPMENT, INC
filed 2008-12-16
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

                                  (Mark One)

 [X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the fiscal year ended July 31, 2008

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ________ to________

                        Commission file number 333-61538

                          METRO ONE DEVELOPMENT, INC.
             (Name of small business issuer in its charter)

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

      Issuer's telephone number: (905) 760-2987

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

State issuer's revenues for its most recent fiscal year: $ 0

As of October 31, 2008, the aggregate market value of the issuer's common stock held by non-affiliates was $14,532 (based on the closing price of $0.0002 per share of common stock on October 31, 2008, as reported by the Over-the-Counter Bulletin Board).

The issuer had 72,656,560 shares of common stock outstanding as of November 3, 2008.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]
                   ---------------------------------------

                         METRO ONE DEVELOPMENT, INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS


                                                                    PAGE NO.
PART I

ITEM 1.  DESCRIPTION OF BUSINESS.........................................4

ITEM 2.  DESCRIPTION OF PROPERTY.........................................6

ITEM 3.  LEGAL PROCEEDINGS...............................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............7


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES........8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......10

ITEM 7.  FINANCIAL STATEMENTS.....................................F1 - F21

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.......................................21

ITEM 8A(T). CONTROLS AND PROCEDURES.....................................21

ITEM 8B. OTHER INFORMATION..............................................22


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
         AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF
         THE EXCHANGE ACT...............................................22

ITEM 10. EXECUTIVE COMPENSATION.........................................25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE..........................................28

ITEM 13. EXHIBITS.......................................................29

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................32

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

On July 5, 2005, we entered into an Asset Sale Agreement with Vital Products, Inc. We agreed to sell all of the equipment used in our Childcare Division including, but not limited to, molds and dies related to the baby bath, packaging molds and dies for the padded training seat, mixing tank and 2kw RF welder as well as sealing machine dies, custom equipment to produce the padded training seat, and formulations related to producing materials. In exchange for the Childcare Division's assets, Vital Products agreed to issue 1,000,000 shares of its common stock having an aggregate fair market value of $250,000 to a trust which held the shares for the benefit of the stockholders of our Company, and two term notes in the amounts of $750,000 and $255,000. The notes pay 20% simple annual interest.

On July 19, 2005, we entered into an agreement with Elaine Abate, John Abate, Gerhard Schmid, Frank Abate, 1066865 Ontario Inc., and Infinity Technologies, Inc. to purchase all of the issued and outstanding shares of Infinity Technologies, Inc. stock in exchange for $2,155,382. The purchase price was paid in a combination of shares of our restricted common stock valued at $1,350,000, $395,549 in cash ($819,672 cash paid less $424,123 cash acquired), and a promissory note for $409,833. The promissory note paid no interest and was paid in three equal payments on January 15, 2006, February 15, 2006 and March 15, 2006.

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

On January 31, 2006, we entered into an agreement to purchase certain assets of Solutions In Computing, Inc. in exchange for $491,202. The purchase price was be paid for with a combination of 800,000 shares of our restricted common stock valued at $320,000, $87,796 in cash and a promissory note for $83,406 with interest at the rate of 5% per year as follows: monthly payments of principal and interest in the amount of $2,845 on the first day of each month with the first of such payments due and payable on March 1, 2006 and the last of such payments due and payable on August 1, 2008. On
July 24, 2007, we paid the promissory note in full, in advance of its due date.

During May 2006, we amalgamated all of our subsidiaries into On the Go Technologies, Inc. Accordingly, as of July 31, 2007, we conduct our operations directly.

On March 18, 2008, we entered into a binding agreement with FTS
Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc. (together, "FTS"), whereby FTS agreed to purchase certain assets of our value-added reseller business unit, dba On The Go Technologies Group, including its goodwill and intellectual property. On June 6, 2008, we agreed to amend certain terms of the binding agreement. On July 14, 2008, FTS notified us that it intended to terminate the this transaction. We believe FTS has breached its agreements with us and that the promissory note issued pursuant to the binding agreement, as amended, is in default. We intend to pursue all remedies that are available to us.
As of March 18, 2008 we discontinued all operations as a valued-added reseller.

As a result of the sale of the value-added reseller business, we changed our business focus to that of a custom builder and property developer in the Greater Toronto Area in Canada and subsequently changed our name from On The Go Healthcare, Inc. to Metro One Development, Inc. effective April 14, 2008.

OUR BUSINESS

During the fiscal year ended July 31, 2008, we operated primarily as a value-added reseller of the following computer and computer-related products:

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

All of the products we sold were manufactured by others.

As of March 18, 2008, we sold and simultaneously discontinued our operations as a value-added reseller. We intend to develop our business as a custom builder and property developer in the Greater Toronto Area in Canada. We plan to acquire and renovate, either on a contract or speculative basis, properties for development or repurpose, after performing feasibility studies into the strong real estate appreciation potential of an area. Further, we intend to strategically target growing affluent areas by offering unique, exclusively designed and high quality housing as well as commercial, retail and industrial properties. Our business plan is to fabricate the foundations and architecture to create a personalized design solution, tailored to our customers' demands and space intentions.

SALES AND MARKETING

Our sales and marketing strategies for our new business have been created based on specific target markets. We are currently developing a marketing program to target customers in the Greater Toronto Area. As of October 31, 2008, we did not have any sales representatives or agreements in place to further our marketing plans.

EMPLOYEES

As of October 31, 2008, we had 2 full-time employees and 4 part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered in Concord, Ontario, Canada where we lease a 12,500 square-foot facility. We have an oral contract for a month-to-month lease and pay $7,585 per month in rent. We believe this facility is adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On June 23, 2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiff's entire claim is frivolous. It is too early to determine the outcome of such allegations; however, we intend to vigorously defend against the plaintiff's claim. We have accrued $100,000.

On September 25, 2008, Laurus Master Fund, Ltd. filed a Complaint in the Supreme Court of the State of New York naming Metro One Development, Inc. and another party as defendants alleging breach of contract and promissory estoppel and sought damages in the amount of $874,471. The claim relates to a $5,500,000 financing agreement we entered into with Laurus on July 14, 2005, as later amended. In its complaint, Laurus alleges that we are in breach of the security agreement by selling substantially all of the assets subject to their security interest and failing to direct all present and future payments constituting collateral into an account under Laurus' control. While it is too early to determine the outcome of such allegations, we intend to continue to aggressively defend ourselves against any claims and assert all available defenses.

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 relating to product we purchased in the first nine months of the year ended July 31, 2008. The Company has accrued $461,097 as at July 31, 2008.

On July 15, 2008, EqualLogic Inc. filed a motion against us under previous trade name in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. The company has accrued $658,464 as at July 31, 2008.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 relating to product we purchased in the beginning of March 2008 and product purchased by another company. The Company has accrued $85,567 as at July 31, 2008.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 relating to product we purchased in 2006.

On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 relating to product we purchased in the first nine months of the year ended July 31, 2008. The Company has accrued $329,998 as at July 31, 2008.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to product we purchased on October 24, 2007 and December 20, 2007. The company has accrued $192,834 as at July 31, 2008.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 relating to product we purchased in March 2008. The Company has accrued $124,333 as at July 31, 2008.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under a previous trade name that had been used before selling it to a third party. The company has accrued $54,776 as at July 31, 2008.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 relating to product we purchased November 20, 2006. The company has accrued $189,134 as at July 31, 2008.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 19, 2008, stockholders acted by written consent to vote on the following matters:

Approval of an amendment to our Amended and Restated Certificate of Incorporation, as amended, to provide our Board of Directors the authority to effect a reverse split of our common stock in the ratio of 1 for 1,000;

Approval of an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the total authorized shares to 5,001,000,000 shares, consisting of a class of 5,000,000,000 shares of common stock, par value of $0.0001 per share and a class of 1,000,000 shares of preferred stock, par value of $0.01 per share; and

To ratify the transaction pursuant to which we sold a portion of our assets to FTS Group, Inc. and its wholly-owned subsidiary, OTG Technologies Group, Inc.

As to all matters described above, votes for:  445,826,800, or 66.86%.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over the counter and has been quoted on the OTC Bulletin Board since February 5, 2003. The stock currently trades under the symbol "MEDV.OB." Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended
July 31, 2008, as reported by the Bloomberg Financial Network, are as follows:

QUARTER ENDED           HIGH               LOW

2007
October 31, 2006        $  5.00           $  1.35
January 31, 2007        $  1.77           $  0.15
April 30, 2007          $  0.165          $  0.026
July 31, 2007           $  0.0275         $  0.0019

2008

October 31, 2007        $385.00           $ 75.00
January 31, 2008        $ 85.00           $  1.70
April 30, 2008          $400.00           $  0.20
July 31, 2008           $ 50.00           $  0.10

Prices are restated for a 50:1 reverse split on August 10, 2006, a 50:1 reverse split on November 16, 2007, a 1000:1 reverse split on April 14, 2008 and a 1000:1 reverse split on August 15, 2008.

Holders

The number of record holders of our common stock as of October 31, 2008 was approximately 2,300, not including nominees of beneficial owners.

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans as of July 31, 2008:


                Equity Compensation Plan Information
                ------------------------------------

Plan Category     Number of securities   Weighted-average  Number of securities
                    to be issued upon     exercise price    remaining available
                 exercise of outstanding   of outstanding   for future issuance
                        options,         options, warrants      under equity
                  warrants and rights      and rights        compensation plans
                                                          (excluding securities
                                                                reflected in
                                                                 column (a))
--------------   -----------------------  ----------------  -------------------
                           (a)                    (b)               (c)
--------------   -----------------------  ----------------  -------------------

Equity
compensation
plans approved
by security
holders                     0                    $ -                 0


Equity
compensation
plans not
approved by
security holders            0                    $ -                 0
                 -----------------------  ----------------  -------------------

Total                       0                    $ -                 0
                 =======================  ================  ===================

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended July 31, 2008, we adopted the following stock option plans.

Stock Option Plan                   Number of Shares Authorized for Issuance
                                                 Pursuant to Plan
----------------------------------------------   -----------------------
2007 Stock Option Plan, dated August 14, 2007           100,000,000
2007 Stock Option Plan, dated October 5, 2007           100,000,000
2007 Stock Option Plan, dated October 19, 2007          160,000,000
2007 Stock Option Plan, dated November 19, 2007         200,000,000
2008 Stock Option Plan, dated February 26, 2008         200,000,000
2008 Stock Option Plan, dated April 14, 2008            195,000,000
2008 Stock Option Plan, dated June 18, 2008             300,000,000


The common stock issued pursuant to the above plans was registered on Form S-8s with the Securities and Exchange Commission and were issued to consultants and employees in lieu of cash compensation. We adopted these plans without the approval of our security holders. The plans authorize the plan administrator to issue options, Stock Appreciation Rights, or SARs, and restricted shares of our common stock to employees, directors and consultants. Options issued under the plans, if any, shall expire no later than 10 years following the date of grant. No grant may be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the grantee, only by the grantee; provided, however, during the lifetime of the grantee, SARs may be transferred by gift to members of the grantee's immediate family to the extent and manner determined by the plan administrator.

RECENT SALES OF UNREGISTERED SECURITIES

We did not issue any unregistered securities during the quarter ended July 31, 2008

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

Asset Impairment

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities.
SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." We do not expect the adoption of this statement, to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS
No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material effect on our future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP.
SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS
No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51"
("SFAS No. 160"), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB
No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 160.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JULY 31, 2008 COMPARED TO 2007

Revenues

Revenues from continuing operations were $0 for the year ended July 31, 2008 and for the same period in 2007. As a result of our recent change in business focusing on custom building and property development, we have not generated any sales from continuing operations.

Revenues from discontinued operations decreased to $13,571,885 for the year ended July 31, 2008 from $24,510,797 for the year ended July 31, 2007.

Cost of Sales

Cost of Sales for continuing operations was $0 for the year ended
July 31, 2008 and for the same period in 2007. As a result of our recent change in business focus, we have not incurred any cost of sales from continuing operations.

Cost of Sales from discontinued operations decreased to $10,854,339 for the year ended July 31, 2008 from $20,038,977 for the year ended July 31, 2007.

Gross Profit

Gross Profit from continuing operations was $0 for the year ended July 31, 2008 and for the same period in 2007. As a result of our change in business focus, we have not incurred any gross profit from the continuing operations.

Gross Profit from discontinued operations decreased to $2,717,546 for the year ended July 31, 2008 from $4,471,820 for the year ended July 31, 2007.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for our continuing operations has decreased to $1,339,244 for the year ended July 31, 2008 from $1,531,923 for the year ended July 31, 2007. The overall decrease of $192,679 was principally due to a reduction in overall corporate management staffing expense due to sale of our discontinued operations. With the recent sale of our value-added computer reseller business, we expect to see an overall reduction in expenses due to both the reduced staff requirements and the focus on our new core business.

Interest and Financing Expense

Interest and financing expense decreased to $2,361,350 for the year ended July 31, 2008 from $2,374,730 for the year ended July 31, 2007. This decrease is considered nominal.

Impairment Loss

Impairment loss increased to $250,000 for the year ended July 31, 2008 from $nil for the year ended July 31, 2007. The increase in impairment loss for the year ended July 31, 2008 was due to the write down of shares in Vital Products, Inc.

Loss on sale of Discontinued Operations

Loss on sale of discontinued operations totaled $1,773,079 for the year ended July 31, 2008 compared to $0 in the year ended July 31, 2007. The increase was the result of the sale of the value-added computer reseller business to FTS.

Net Loss

We had an increase in our net loss to $12,058,773 for the year ended
July 31, 2008 from $6,309,632 for the year ended July 31, 2007. The increase in net loss was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, we had current assets of $1 and current liabilities of $4,785,951, resulting in a working capital deficit of $4,785,950. As of July 31, 2008, we had cash of $0. As of July 31, 2007, we had current assets of $6,960,615 and current liabilities of $7,703,218, resulting in a working capital deficit of $742,603. As July 31, 2007, we had cash of $882,131.

For the year ended July 31, 2008, cash provided by operations was $3,204,110 as compared to $(255,960) for the year ended July 31, 2007. The increase in cash provided was due to our ability to collect on our accounts receivable.

For the year ended July 31, 2008, cash provided by investing activities was $6,071 as compared to $(59,638) for the year ended July 31, 2007. The increase in cash in investing activities was primarily due to the disposal of property and equipment.

For the year ended July 31, 2008, cash used by financing activities was $4,156,361 as compared to cash provided by financing activities of $649,607 for the year ended July 31, 2007. The primary source of financing for the year ended July 31, 2008 has been our $5,000,000 revolving line of credit with Laurus Master Fund, Ltd., whereas in the prior year we had proceeds from sale of stock in addition to the revolving line of credit with Laurus.

On July 14, 2005, we entered into an equity line of credit through a convertible debt facility with Laurus granting access to borrow up to $5,500,000. The financing consisted of a $500,000 secured term loan and a $5,000,000 secured revolving note. In January 2006, we agreed to revise the convertible debt facility with Laurus and agreed to further amend the terms in May 2006, September 2007 and again in October 2007.

As part of the financing arrangement with Laurus, we entered into a security agreement which was later amended, referred to as the Amended and Restated Security Agreement, whereby Laurus acquired a first priority perfected security interest in all of our assets, including, without limitation, our cash, cash equivalents, accounts receivable, equipment and contract rights. As part of the March 18, 2008 binding letter agreement we entered into with FTS and its wholly-owned subsidiary OTG Technologies Group, Inc., whereby we sold FTS our value-added reseller business, FTS represented that it would provide Laurus with a UCC on OTG Technologies Group, if required.

On May 22, 2008, Laurus sent us a letter stating that the asset sale to FTS violated the terms of the Amended and Restated Security Agreement and constitutes conversion of Laurus' collateral and tortuous interference with Laurus' contractual rights. Further, Laurus stated in its letter that all sums payable to our Company by OTG Technologies Group constitute collateral subject to Laurus' security interest.

On June 6, 2008, we entered into an amendment to our agreement with FTS. Pursuant to the amendment, payments made by FTS on the note that was issued as part of the purchase price for the assets, would be directed to Laurus in order to pay the outstanding amounts due on our equity line with Laurus. Further, we agreed to assign outstanding receivables of approximately
$119,000 to FTS for purposes of payment of our outstanding obligations to Laurus. Upon satisfaction of these amounts, any excess amounts due under the note or remaining from the assigned receivables, if any, were to be redirected to us. If FTS failed to pay up to $650,000 toward amounts due to Laurus by July 14, 2008, unless extended by Laurus, FTS would be in default under the note. On July 14, 2008, FTS notified us that it intended to terminate the asset sale transaction. We believe FTS has breached its agreements with us and that the promissory note issued pursuant to the binding agreement, as amended, is in default.

On September 25, 2008, Laurus filed a complaint against our Company and FTS Group, Inc. claiming that we are in breach of the Amended and Restated Security Agreement that required that we would not take action to dispose of or impair the collateral subject to the Amended and Restated Security Agreement and that required that we direct all present and future payments that constitute collateral to an account under Laurus' control. The complaint further alleged that FTS represented it would pay down our outstanding debt to Laurus, however, after a few nominal payments, FTS stopped paying Laurus. Further, Laurus alleged that our Company and FTS failed to deposit all collections into the account under Laurus' control.

Whereas we have been successful in the past in raising capital, we believe it will be difficult to secure capital in the future because we have minimal assets to secure debt and our stock traded, as of November 10, 2008, at $0.0002. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to seek bankruptcy protection.

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

FINANCING ACTIVITES


On January 6, 2006, we issued to Dutchess Private Equities Fund, LP a promissory note in the amount of $1,250,000 for a purchase price of $1,000,000. The note was due and payable in full on June 30, 2007.
Other than the $250,000 discount inherent in the purchase price, the note was non-interest bearing. We repaid the note using 50% of the proceeds of each put notice issued to Dutchess pursuant to our Equity Line of Credit with Dutchess, or $69,445 per month. On April 9, 2007, we paid the promissory note in full, in advance of its due date of June 30, 2007.

In connection with the note, we paid Dutchess a facility fee of $65,000 and issued 280,000 shares of common stock as incentive shares with a fair value of $224,000.

As discussed earlier in this report, in July 2005, we entered into an equity line of credit agreement through a convertible debt facility with Laurus Master Fund, Ltd. granting access to borrow up to $5,500,000. The financing consisted of a $500,000 secured term loan and a $5,000,000 secured revolving note. On January 13, 2006, we agreed to revise the financing facility with Laurus. The revised facility consists of (i) a $500,000 Secured Convertible Term Note (ii) a $2,500,000 Secured Convertible Minimum Borrowing Note, and
(iii) a $5,000,000 Secured Revolving Note (collectively, the "Amended and Restated Notes"). The Amended and Restated Notes are secured by a security interest in substantially all of our assets.

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

As of April 30, 2008, the balance for the Secured Revolving Note totaled $793,316. As part of an amendment to a binding Agreement entered into with FTS, as described elsewhere in this report, FTS issued us a promissory note for $650,000. Pursuant to the terms of the amendment, we agreed that payments due to us on the note would be directed to Laurus in order to pay outstanding amounts due on the Secured Revolving Note. We agreed to assign outstanding receivables of approximately $119,000 to FTS for purposes of payment of our outstanding obligations on the Secured Revolving Note.

On December 6, 2006, we issued to Dutchess a Convertible Promissory Note in the amount of $1,937,000 for a purchase price of $1,550,000. The Note was due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the Note was non-interest bearing. The Note called for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the Note is paid in full.

In connection with the Note, we paid Dutchess a facility fee of $90,000 and agreed to issue 400,000 shares of common stock as incentive shares with a fair value of $264,000. The Note was convertible into shares of our common stock at the election of the Note holders. The conversion rate was the lesser of (i) 50% of the lowest closing bid price during the 15 trading days preceding the conversion notice or (ii) 100% of the lowest bid price for the 20 days immediately preceding the convertible closing date. The convertible promissory note agreement contained a conversion limit which limited Dutchess' ability to convert the Note in excess of 4.99% of our outstanding shares of common stock at any given time.

On March 5, 2008, we agreed to amend the terms of the Note. Pursuant to the terms of the amended Note, payments made by us in satisfaction of the Note will be in shares of our common stock, which we will issue to Dutchess on the tenth calendar day of each month until our obligations under the Note have been satisfied in full. Each payment will be convertible at 80% of the lowest closing best bid prices of our common stock for the 10 trading days prior to the payment due date. The maturity date of the Note remains the same. As of November 12, 2008, the unpaid principal balance on the Note totaled $88,273.

MATERIAL TRENDS AND UNCERTAINTIES

Effective March 18, 2008, we entered into a binding agreement with FTS Group, Inc. and OTG Technologies Group, Inc., that was subsequently amended on June 6, 2008, whereby we agreed to sell certain assets in our value-added computer reseller business. As part of our decision to sell this business, we determined that it would be in the best interests of our Company and our stockholders to divest of the assets related to our value-added computer reseller business and change our business model to one that focuses on custom building and property development in the Greater Toronto Area in Canada.
We have not yet fully established our new business model and do not yet have any projects underway. Additionally, as of November 12, 2008, we did not have sufficient capital to pursue our new line of business. If we do not raise sufficient capital to implement our business plan, we will not be able to generate revenue. However, we will continue to incur expenses in our next fiscal quarter and beyond associated with our remaining assets, overhead costs related to remaining a public company and expenses including salaries and office space for our remaining employees. We may not be successful in raising capital and implementing our new business model and this change in business model will have a material impact on our liquidity, capital resources and results of operations.

Our financial condition is uncertain at this time. As discussed earlier in this report, Laurus Master Fund, Ltd. has filed a complaint alleging that we are in default under our Amended and Restated Security Purchase Agreement. It is too early to predict the outcome of this litigation, however, if Laurus prevails on even a fraction of the amount they are seeking, we may not have sufficient assets to pay the judgment. If that outcome occurs, we will likely have to seek bankruptcy protection. Our Secured Revolving Note with Laurus was our primary source of financing until March 17, 2008. Without this source of funding, we no longer have access to capital to allow us to develop our operations. In addition, having sold our assets as described above, we will not have a significant source of capital until we either raise funds or generate revenues pursuant to our business plan. If we do not raise sufficient funds to cover our debts and overhead, our business will likely fail.

We have, in the past, issued our common stock to employees and consultants to cover a portion of their compensation. As of November 12, 2008, the closing price of our common stock, as quoted on the Over the Counter Bulletin Board, was $0.0001. Due to the price of our common stock, we must issue a substantial number of shares of our common stock. Due to our limited capital resources, we anticipate continuing to issue common stock to compensate employees and consultants. Our issuances of common stock will dilute the stockholders of our common stock and will likely cause our stock price to decline further.
As a result, we determined that it would be in the best interests of our Company and our stockholders to implement a reverse split our common stock to have sufficient stock to use for compensation purposes or to raise capital. Our previous reverse stock splits have resulted in a decline in our stock price and we believe our stock price will likely decline again, particularly if we have not yet implemented our new business model.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the fiscal year ended July 31, 2008.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

WE HAVE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE. WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $11,698,773 for the year ended July 31, 2008 and a net loss of $6,309,632 for the year ended July 31, 2007. Our future operations may not be profitable if we are unable to develop our business. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

WE HAVE A LIMITED OPERATING HISTORY AND YOU MAY LOSE YOUR INVESTMENT IF WE ARE UNABLE TO MARKET PROJECTS.

We are engaged only in limited business activities. We may be faced with problems, delays, expenses and difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. We may not be able to acquire our property at reasonable cost, or market successfully, any of our projects. Therefore, we could go out of business and you may lose your investment.

WE NEED EXTERNAL FUNDING TO SUSTAIN AND GROW OUR BUSINESS AND IF WE CANNOT FIND THIS FUNDING ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OUR OPERATIONS AND WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN WHICH WOULD REDUCE OUR REVENUES AND OUR STOCK MAY DECLINE.

We will not be able to generate sufficient revenues from our existing operations to fund our capital requirements for the foreseeable future. Accordingly, we will require additional funds to enable us to operate profitably and grow our business. This financing may not be available on terms acceptable to us or at all. We currently have no bank borrowings and it is unlikely that we will be able to arrange debt financing. If we cannot raise additional capital through issuing stock or bank borrowings, we may not be able to sustain or grow our business. If we can not generate sufficient revenues to cover our overhead, our business may fail and/or we may need to seek bankruptcy protection.


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

As of October 31, 2008, we had 2 employees and 4 part time employees. We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

ECONOMIC CONDITIONS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

Our performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE, THEREFORE, YOU MAY NEVER SEE A RETURN ON YOUR INVESTMENT.

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

                                   METRO ONE DEVELOPMENT, INC.

                                            INDEX

                                    July 31, 2008 and 2007


                                                                          Page

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............F1
      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............. F2


      CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets.......................................... F3

      Consolidated Statements of Operations................................ F4

      Consolidated Statements of Changes in Stockholders' Equity........... F5

      Consolidated Statements of Cash Flows................................ F6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................... F7 - F21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Metro One Development , Inc.

We have audited the accompanying consolidated balance sheets of Metro One Development, Inc. as of July 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro One Development, Inc. as of July 31, 2007 and the results of its operations and its cash flows for the year then ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



/s/ Danziger Hochman Partners LLP
---------------------------------------------
Danziger Hochman Partners LLP

Toronto, Canada
October 15, 2007



                                                                            F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Metro One Development, Inc.

We have audited the accompanying consolidated balance sheet of Metro One Development, Inc. as of July 31, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro One Development, Inc. as of July 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next fiscal year, and has insufficient working capital as of July 31, 2008 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Managements' plans in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MSCM LLP
--------------------
MSCM LLP

Toronto, Canada
December 8, 2008



                                                                            F2

METRO ONE DEVELOPMENT, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

                                                July 31, 2008    July 31, 2007
                                               --------------    -------------
                                ASSETS
Current assets
  Cash                                           $          0      $   882,131
  Accounts receivable, net                                  0        4,115,899
  Inventory                                                 0          159,697
  Income tax receivable                                     0            5,580
  Prepaid expenses                                          0           50,938
  Due from Vital Products, Inc.                             1        1,746,370
                                               --------------    -------------
    Total current assets                                    1        6,960,615
                                               --------------    -------------
Investment in Vital Products, Inc.                          0          250,000
Property and equipment, net of
  accumulated depreciation                                  0          508,224
Capitalized loan fees, net                                  0          214,263
Assets held related to sale of discontinued
  operations                                                0        3,317,537
                                               --------------    -------------
                                                            0        4,290,024
                                               --------------    -------------

Total assets                                      $         1      $11,250,639
                                               ==============    =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses            $3,693,578       $3,510,721
  Bank Overdraft                                       16,395                0
  Loans payable to related party                      158,844          294,123
  Current portion of long-term debts, net             917,134        3,898,374
                                               --------------    -------------
    Total current liabilities                       4,785,951        7,703,218

Long-term debts, net                                        -                -
                                               --------------    -------------
Total liabilities                                   4,785,951        7,703,218
                                               --------------    -------------
Commitments and contingencies                              -                 -

Conditionally redeemable convertible
  preferred stock; Series B 1.5%                   1,000,000         1,000,000
                                               --------------    -------------
Stockholders' equity
  Preferred stock; $0.01 par value;
    1,000,000 shares authorized,
     229,134 and 229,134 issued and
      outstanding, respectively                        2,291             2,291
  Common stock; $0.0001 par value;
    1,000,000,000 shares authorized,
     656,560 and 3 issued
      and outstanding, respectively                       66                 -
  Additional paid-in capital                      21,812,721        19,190,803
  Prepaid expenses paid with common stock                  0          (441,569)
  Accumulated other comprehensive income             562,341          (279,508)
  Accumulated deficit                            (28,163,369)      (15,924,596)
                                               --------------    -------------
    Total stockholders' equity                    (5,785,950)        2,547,421
                                               --------------    -------------
Total liabilities and stockholders' equity       $         1       $11,250,639
                                               ==============    =============


See Accompanying Notes to Consolidated Financial Statements

                                                                            F3

METRO ONE DEVELOPMENT, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

                                                  For the          For the
                                                 year ended       year ended
                                                July 31, 2008    July 31, 2007
                                               --------------    -------------


Sales                                             $         0      $         0
Cost of revenues                                            0                0
                                               --------------    -------------

        Gross profit                                        0                0
                                               --------------    -------------

Operating expenses
        Depreciation and amortization                 154,958          197,626
        Selling, general and administrative         1,339,244        1,531,923
                                               --------------    -------------
                Total operating expenses            1,494,202        1,729,549
                                               --------------    -------------
        Loss from operations                       (1,494,202)      (1,729,549)
                                               --------------    -------------
Other income (expense)
        Interest and financing expense             (2,361,350)      (2,374,730)
        Loss on sale of fixed asset                    (3,730)               -
        Bad debts writeoffs                        (2,099,712)               -
        Impairment of assets                         (250,000)               -
        Interest income                               303,198          265,842
                                               --------------    -------------

                Total other income (expense)       (4,411,594)      (2,108,888)
                                               --------------    -------------
Loss before provision for income taxes             (5,905,796)      (3,838,437)

Provision for income taxes                                  -                -
                                               --------------    -------------
Net loss from continuing operations             $  (5,905,796)     $(3,838,437)
Loss on sale of assets from
  discontinued operations                          (1,773,079)               -
Net income (loss) from discontinued operations     (4,379,898)      (2,471,195)
                                               --------------    -------------
Net profit/(loss) available to
   common stockholders                           $(12,058,773)     $(6,309,632)
                                               ==============    =============
Earnings per share computation:
        Net loss from continuing operations
          per common share                             $  (83)    $ (3,838,437)
                                               ==============    =============
        Net Loss on sale of assets from
          discontinued operations
          per common share                             $  (25)    $          -
                                               ==============    =============
        Net loss from discontinued operations
          per common share                             $  (62)    $ (2,471,195)
                                               ==============    =============
        Net loss per common share                      $ (170)    $ (6,309,632)
                                               ==============    =============
Weighted average common shares outstanding -
        basic and diluted                              71,091                1
                                               ==============    =============


See Accompanying Notes to Consolidated Financial Statements



                                                                            F4

METRO ONE DEVELOPMENT, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
COSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2008 AND 2007


                                                                                Prepaid
                                                                               Expenses   Accumulated
                                                                   Additional  Paid with     Other                      Total
                     Preferred Stock           Common Stock         Paid-in     Common   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital      Stock    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------


Balance,
 July 31, 2006    284,134   $ 2,841             -   $         -   $14,213,998   $      -  $  (345,831)  $(9,614,964)  $ 4,256,044

Issuance of
  common stock
  for services          -         -             3             -     3,452,005   (441,569)           -             -     3,010,436

Conversion of
  preferred
  stock into
  common stock    (55,000)     (550)            -             -           550          -            -             -             -

Beneficial
  conversion
  feature related
  to convertible
  debt                  -         -             -             -     1,196,000          -            -             -     1,196,000

Issuance of
  common stock
  related to
  exercise
  of warrants           -         -             -             -             -          -            -             -             -

Issuance of
  common stock
  related to
  loan fees             -         -             -             -       264,000          -            -             -       264,000

Issuance of
  common stock
  as principal
  payment on
  notes payable
  totaling $64,250      -         -             -             -        64,250          -            -             -        64,250

Foreign
  currency
  translation           -         -             -             -             -          -       66,323             -        66,323

Net loss                -         -             -             -             -          -            -    (6,309,632)   (6,309,632)
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------
Balance,
  July 31, 2007   229,134     2,291             3             -    19,190,803   (441,569)    (279,508)  (15,924,596)    2,547,421

Issuance of
  common stock
  for services          -         -       495,407            50     2,193,749    146,792            -             -     2,340,591

Issuance of
  common stock
  for payment on
  related party
  accrued
  liabilities           -         -             1             -       120,000          -            -             -       120,000

Issuance of
  common stock
  as principal
  payment on
  notes payable
  totaling $308,185     -         -        161,149           16       308,169          -            -             -       308,185

Current period
  expense of
  prepaid expenses
  paid with
  common stock         -          -             -             -             -    294,777            -             -       294,777

Dividends paid
  preferred stock,
  Series B             -          -             -             -             -          -            -      (180,000)     (180,000)

Foreign
  currency
  translation           -         -             -             -             -          -      841,849             -       841,849

Net loss                -         -             -             -             -          -            -   (12,058,773)  (12,058,773)
                ---------   -------   -----------   -----------   -----------  ---------  -----------   -----------   -----------
Balance,
  July 31, 2008   229,134    $2,291       656,560    $       66   $21,812,721          -    $ 562,341  $(28,163,369)  $(5,785,950)
                =========   =======   ===========   ===========   ===========  =========  ===========   ===========   ===========



See Accompanying Notes to Consolidated Financial Statements

                                                                            F5

METRO ONE DEVELOPMENT, INC.
(dba ON THE GO TECHNOLOGIES GROUP)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007


                                                  For the          For the
                                                 year ended       year ended
                                                July 31, 2008    July 31, 2007
                                               --------------    -------------


Cash flows from operating activities:
  Net loss                                      $(12,058,773)     $(6,309,632)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Stock-based compensation and
        consideration for services rendered        2,284,330        3,010,436
      Financing cost related to convertible
        debt                                       1,819,954        1,917,976
      Depreciation and amortization                  154,958          197,626
      Interest earned on due from Vital
        Products, Inc.                              (294,368)        (265,842)
      Bad debt expense related to due from
        Vital Products, Inc.                       2,099,712                -
      Impairment losses                            2,651,699        1,105,846
      Loss on sale of discontinued operations      2,031,627                -
  Changes in operating assets and liabilities:
      Change in accounts receivable                4,115,899          579,150
      Change in inventory                            159,697           54,151
      Change in prepaid expenses                      50,938           84,548
      Change in due from Vital Products, Inc.              -          (63,276)
      Change in income tax receivable                  5,580           77,163
      Change in accounts payable and accrued
        expenses                                     182,857        (644,106)
                                               -------------     ------------
        Net cash provided (used) in
          operating activities                     3,204,110         (255,960)
                                               -------------     ------------
Cash flows from investing activities:
  Disposal of property and equipment                  19,674                -
  Purchase of property and equipment                 (13,603)         (59,638)
                                               -------------     ------------
        Net cash provided (used) in
          investing activities                         6,071          (59,638)
                                               -------------     ------------
Cash flows from financing activities:
  Payments on long-term debt                     (18,845,464)     (26,774,680)
  Payments on notes payable                          (15,279)        (194,019)
  Proceeds from related party loan                                  1,294,123
  Proceeds from long term debt                    14,509,058       26,324,183
  Financing costs paid with common stock             358,929                -
  Advance on bank overdraft                           16,395                -
  Dividend on preferred stock                       (180,000)               -
                                               -------------     ------------
        Net cash provided/(used) by financing
          activities                              (4,156,361)         649,607
                                               -------------     ------------
Effect of foreign currency exchange                   64,049           66,323
                                               -------------     ------------
Net change in cash                                  (882,131)         400,332
Cash, beginning of period                            882,131          481,799
                                               -------------     ------------
Cash, end of period                               $        0         $882,131
                                               =============     ============

See Accompanying Notes to Consolidated Financial Statements

                                                                            F6

1.  DESCRIPTION OF HISTORY AND BUSINESS OF THE COMPANY

Description of history and business - Metro One Development, Inc., formerly known as On The Go Healthcare, Inc. (the "Company"), doing business as On The Go Technologies Group, was incorporated on July 21, 2000 in the State of Delaware.

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

In January 2006, the Company completed the purchase of Solutions In Computing Inc., a supplier of computer hardware and software focusing in the entertainment field.

During May 2006, the Company amalgamated all of its subsidiaries into On the Go Technologies, Inc. Accordingly, as of July 31, 2007, the Company conducts its operations directly.

On March 18, 2008, we entered into a binding agreement with FTS
Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc. (together, "FTS"), whereby FTS agreed to purchase certain assets of our value-added reseller business unit, dba On The Go Technologies Group, including its goodwill and intellectual property. On June 6, 2008, we agreed to amend certain terms of the binding agreement. On July 14, 2008, FTS notified us that it intended to terminate the this transaction. We believe FTS has breached its agreements with us and that the promissory note issued pursuant to the binding agreement, as amended, is in default. We intend to pursue all remedies that are available to us.
As of March 18, 2008 we discontinued all operations as a valued-added reseller.

As a result of the sale of the value-added reseller business, the Company changed its business focus to that of a custom builder and property developer in the Greater Toronto Area in Canada and subsequently changed its name from On The Go Healthcare, Inc. to Metro One Development, Inc. on April 14, 2008.

                                                                            F7

2.  SIGNIFICANT ACCOUNTING POLICIES

Going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets, liabilities totaling $4,785,951, and net losses for the year ended July 31, 2008 totaling $12,058,773. The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Metro One Development, Inc., formally (On The Go Healthcare, Inc.) and its wholly-owned subsidiaries, The International Mount Company, 1637033 Ontario Limited, Helios/Oceana Ltd., Infinity Technologies Inc., 2film Corporation and Island Corporation. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation. During May 2006, the Company amalgamated all the subsidiaries listed above into On The Go Technologies, Inc.and dissolved all other subsidiaries.

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

Segment reporting - The Company monitors its operations on a divisional basis and has only one reporting segment, being a value-added distributor of computer hardware and software.

                                                                            F8

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

Cash and cash equivalents - Cash equivalents comprise highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At July 31, 2008 and 2007, the Company had no cash equivalents.

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

Fair value of financial instruments - The Company's financial instruments comprise cash, accounts receivable, due from Vital Products, Inc., accounts payable and accrued liabilities, note payable, loans payable to related party and long-term debts. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term to maturity of these instruments. In management's opinion, the fair value of long-terms debts is approximate to carrying value due as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect of these consolidated financial instruments.

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

                                                                            F9

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

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on at least an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. During the year ended July 31, 2007, the Company evaluated its goodwill and intangible assets and determined $2,042,274 was impaired and consequently has been expensed. (2007 - $1,105,846)

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of July 31, 2008, the Company has available for income tax purposes a net operating loss carry forward of approximately $14,289,754, expiring in the years from 2008 to 2028, that may be used to offset taxes on future taxable income. As of July 31, 2008, the Company has provided a valuation reserve against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the limited earning history of the Company, it is more likely than not that the benefits will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2008 and 2007 are as follows:

                                                                            F10

                                                   2008              2007
                                            -----------       -----------
        Non-capital losses carry forward    $14,289,754       $ 8,366,982
                                            -----------       -----------
        Enacted tax rate - 34% and 36%,
           respectively
          Deferred tax assets                 5,144,311         3,012,081
          Less:  Valuation allowance         (5,144,311)       (3,012,081)
                                            -----------       -----------
                                            $         -       $         -
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

The effective income tax rate for the years ended July 31, 2008 and 2007 was 34% and 36%,respectively.

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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS
No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in
Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

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



In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS
No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with

                                                                            F12

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS
No. 141(R).

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128

                                                                            F13
to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited.
SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.





3.  VITAL PRODUCTS, INC.

As discussed in Note 1, the Company sold its childcare division to Vital Products, Inc. ("Vital") in July 2005. Proceeds received comprised 1,000,000 shares of Vital's common stock. The investment in Vital on the accompanying balance sheet of $250,000 comprises 1,000,000 shares of common stock in Vital and represents less than 10% of Vital's outstanding common shares, reflected at cost.

The Company also has amounts due from Vital for monies loaned comprising the following at July 31, 2008 and 2007:

                                                        July 31,      July 31,
                                                          2008         2007
                                                       ----------   ----------
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
  demand (past due maturity of July 5, 2008)           $       1   $1,080,000
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
  demand (past due maturity of June 15, 2008)                  0      367,200
Advances receivable                                            0      274,528
Accrued interest on notes receivable                           0       24,642
                                                       ----------   ----------
                                                        $      1   $1,746,370
                                                       ==========   ==========

For the year ended July 31, 2008, the Company had fully impaired all amounts due from Vital Products, Inc. due to the uncertainty of its ability to collect such amounts and had recorded as bad debt expense totaling $2,099,712.
Refer to Note 11.

                                                                            F14

4.  PROPERTY AND EQUIPMENT

Property and equipment comprises the following as of July 31, 2008 and 2007:

                                                         2008         2007
                                                      ----------   ----------
              Machinery and equipment                 $        0    $  182,466
              Office equipment                                 0         5,369
              Computer hardware and software                   0       566,623
              Leasehold improvements                           0       334,127
                                                      ----------   ----------
                                                               0     1,088,585
              Accumulated depreciation                  (      0)     (580,361)
                                                      ----------   ----------
              Fixed assets, net                       $        0    $  508,224
                                                      ==========   ===========

Depreciation expense for property and equipment for the years ended
July 31, 2008 and 2007 were $154,958 and $197,626, respectively. For the year ended July 31, 2008, the Company had fully impaired all of its property and equipment due to the lack of future economic benefits such assets would provide and obsolescence.

5.  LOANS PAYABLE TO RELATED PARTY

Loans payable to related party totaling $158,844 and $294,123 at July 31, 2008 and 2007, respectively, are comprised of advances from a business entity which the Company's Chief Executive Officer and President is an owner. The advances are due on demand, unsecured and non-interest bearing.

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

On July 14, 2005, the Company executed a convertible debt facility with Laurus Master Fund, Ltd. ("Laurus") granting access to borrow up to $5,500,000. This financing consisted of a $500,000 secured term loan
(the "Term Note") and a $5,000,000 secured revolving note (the "Revolving Note"). The Revolving Note was effectuated through a $2,500,000 convertible minimum borrowing note (the "Minimum Borrowing Note")and provided for advances of up to 90% of eligible accounts receivable. To the extent the Company repaid the amount outstanding under the Revolving Note and/or Laurus converted amounts due under the Revolving Note into Common Stock, the Company could re-borrow or make additional borrowings, provided that the aggregate amount outstanding did not exceed the eligible accounts receivable. As of July 31, 2008, the unpaid principal balances totaled $828,861.

                                                                            F15

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

                                                                            F16

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

On December 6, 2006, the Company issued to Dutchess a convertible promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The note is due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the note is non-interest bearing. The note payment on this note calls for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the note is paid in full. The $387,000 inherent discount is being amortized as debt discount over the term of the note. As of July 31, 2008, the unpaid principal balance totaled $88,273 and the unamortized inherent discount totaled
$0.

                                                                            F17

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

The Company has determined that the Dutchess convertible promissory note contains a beneficial conversion feature and qualifies for treatment under Emerging Issue Task Force No. 00-27. The beneficial conversion feature was valued at $1,550,000 under the intrinsic model. The beneficial conversion feature has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible promissory note. For the year ended July 31, 2008, the Company amortized a total of $723,895 with an unamortized balance of $0.


7.  STOCKHOLDERS' EQUITY

On August 10, 2006, the Company's common stock was adjusted to take into account a 50-to-1 reverse stock split. The Company's common stock has been adjusted on retroactive basis; accordingly, all previous balances have been adjusted for this reverse stock split.

On June 19, 2008, the Company approved an amendment to its certificate of incorporation increasing the authorized shares of common stock to 5,000,000,000 shares.

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

Upon conversion, the preferred stock will be reclassified to common stock outstanding. Each holder of the issued preferred stock shall have voting rights, as to the number of votes equal to the aggregate number of shares of common stock into which such holder's shares of the Series B 1.5% Convertible Preferred Stock are convertible, multiplied by two.

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

On March 25, 2008, the Company's common stock was adjusted to take into account a 1,000-to-1 reverse stock split. The Company's common stock has been adjusted on retroactive basis, accordingly, all previous balances have been adjusted for this reverse stock split.

                                                                            F18

On August 15, 2008, the Company's common stock was adjusted to take into account a 1,000-to-1 reverse stock split. The Company's common stock has been adjusted on a retroactive basis, accordingly, all previous balances have been adjusted for this reverse stock split.

Stock options - The Company has adopted a stock option plan accounted for pursuant to SFAS 123 (prior to January 31, 2006) and SFAS 123R (post
January 31, 2006). During the years ended July 31, 2008 and 2007, the Company granted -0- and -0- options, respectively. As of July 31, 2008 and 2007, the Company had options outstanding of -0- and 334, respectively.

Warrants - During the year ended July 31, 2008 and 2007, the Company issued warrants for -0- and -0- shares of common stock.

8. RELATED PARTY TRANSACTIONS

a) During the years ended July 31, 2008 and 2007, the Company paid rent of approximately $97,000 and $74,000, respectively, to a company related to a director of the Company. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of this transaction were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.

b) During the years ended July 31, 2008 and 2007, the Company paid $111,289 and $102,000, respectively, to a company controlled by a director of the Company for equipment rental. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of this transaction were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.

c) During the fiscal year ended July 31, 2008 the company received no new loans from its President and Chief Executive Officer. The Company received loans of approximately $1,294,123 from its President and Chief Executive Officer in the fiscal year ended July 31. 2007. Of this total, approximately $1,158,844 remains outstanding. These related party transactions are not necessarily indicative of the terms that would have been negotiated had comparable transactions been entered into with an independent party. Management believes the terms of these transactions were more favorable than would have been attained had the transactions been negotiated at arm's length.

Included in current liabilities at July 31, 2008 was $158,844 due to The Cellular Connection Ltd., a company owned and controlled by our Chairman and Chief Executive Officer, Mr. Turk. This amount arose from the current portion of the loans from Mr. Stuart Turk.

On July 18, 2007, we issued 1,000 shares of our Series B 1.5% Convertible Preferred Stock to The Cellular Connection, Ltd., a company controlled by Mr. Turk as described above, in exchange for $1,000,000.


9. COMMITMENTS AND CONTINGENCIES

On June 23, 2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiff's entire claim is frivolous. It is too early to determine the outcome of such allegations; however, we intend to vigorously defend against the plaintiff's claim. We have accrued $100,000.

On May 16, 2007, Randal Kalpin filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $500,000 and damages for breach of employment contract in the amount of $325,000. We have paid severance pay for Randal Kalpin's termination and we believe the plaintiff's entire claim is frivolous. It is too early to determine the outcome of such allegations; however, we intend to vigorously defend against the plaintiff's claim. We have accrued $nil as of July 31, 2008.

In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

10.     DISCONTINUED OPERATIONS

On March 18, 2008, we entered into a binding agreement with FTS
Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc. (together, "FTS"), whereby FTS agreed to purchase certain assets of our value-added reseller business unit, dba On The Go Technologies Group, including its goodwill and intellectual property. On June 6, 2008, we agreed to amend certain terms of the binding agreement. On July 14, 2008, FTS notified us that it intended to terminate the this transaction. We believe FTS has breached its agreements with us and that the promissory note issued pursuant to the binding agreement, as amended, is in default. We intend to pursue all remedies that are available to us. As of March 18, 2008 we discontinued all operations as a valued-added reseller.

                                                                            F19

The sale of the Company's value-added reseller business operations to FTS resulted in loss on sale by the Company totaling $1,773,079.

The sale of the Company's value-added reseller business operations has been accounted for as discontinued operations in the consolidated financial statements for the periods presented herein, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets".

The following is a summary of the results of discontinued operations in the consolidated statements of operations:

        Year ended July 31
                                              2008               2007
                                     -------------      -------------
        Net sales                    $  13,571,885      $  24,510,797
        Cost of sales                   10,854,339         20,038,977
                                     -------------      -------------
                                         2,717,546          4,471,820
        Operating expenses               7,097,444          6,943,015
                                     -------------      -------------
        Income (loss) from
          discontinued operations    $  (4,379,898)     $  (2,471,195)
                                     =============      =============

11. SUBSEQUENT EVENTS

As discussed in Note 7, the Company approved a 1,000-to-1 reverse stock split on August 15, 2008.

On September 25, 2008, Laurus Master Fund, Ltd. filed a Complaint in the Supreme Court of the State of New York naming Metro One Development, Inc. and another party as defendants alleging breach of contract and promissory estoppel and sought damages in the amount of $874,471. The claim relates to a $5,500,000 financing agreement we entered into with Laurus on July 14, 2005, as later amended. In its complaint, Laurus alleges that we are in breach of the security agreement by selling substantially all of the assets subject to their security interest and failing to direct all present and future payments constituting collateral into an account under Laurus' control. While it is too early to determine the outcome of such allegations, we intend to continue to aggressively defend ourselves against any claims and assert all available defenses.

As compensation for employees and consultants, 70,500,000 common shares were issued under the provisions of the S8 filed September 10, 2008

Between October 14, 2008 and October 24, 2008, Vital Products, Inc. had us convert $1,710,000 principal and interest amount of a promissory note held into an aggregate of 15,200,000 shares of common stock, at a conversion rate of $0.1125 per share. Payments under the note are convertible into shares of Vital Products, Inc. common stock at seventy five percent of the lowest closing best bid prices of their common stock for the fifteen trading days prior to the conversion date.

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 relating to product we purchased in the first nine months of the year ended July 31, 2008. The Company has accrued $461,097 as at July 31, 2008.

On July 15, 2008, EqualLogic Inc. filed a motion against us under previous trade name in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. The company has accrued $658,464 as at July 31, 2008.

                                                                            F20

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 relating to product we purchased in the beginning of March 2008 and product purchased by another company. The Company has accrued $85,567 as at July 31, 2008.


On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 relating to product we purchased in 2006.

On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 relating to product we purchased in the first nine months of the year ended July 31, 2008. The Company has accrued $329,998 as at July 31, 2008.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to product we purchased on October 24, 2007 and December 20, 2007. The company has accrued $192,834 as at July 31, 2008.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 relating to product we purchased in March 2008. The Company has accrued $124,333 as at July 31, 2008.


On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under a previous trade name that had been used before selling it to a third party. The company has accrued $54,776 as at July 31, 2008.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 relating to product we purchased November 20, 2006. The company has accrued $189,134 as at July 31, 2008.

                                                                            F21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

2. provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of our Company are being made only in accordance with authorizations of our management and our directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of July 31, 2008, of our executive officers and directors. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify.


     NAME               AGE     POSITION                        Director Since
--------------------    ---     -------------------------       --------------
Stuart Turk             39      President, Chairman,            2000
                                Chief Executive Officer,
                                Secretary, Treasurer and
                                Director

Evan Schwartzberg,      41      Chief Financial Officer
BA, CCM

Ralph Magid, B.A.Sc.,   62      Director                        2000
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

FAMILY RELATIONSHIPS

There are no family relationships among our directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred during the past five years concerning any director, director nominee, executive officer, promoter or control person which involved a bankruptcy petition, criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting such person's involvement in any type of business, securities or banking industries, or a finding of federal or state securities or commodities law violations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We do not have any securities registered under Section 12 of the Exchange Act. Accordingly, our directors, executive officers, and stockholders beneficially owning more than 10% of our common stock are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is available on our website at www.metro-one.com. The information on our website does not constitute part of this report.

PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2009 Annual Meeting of Stockholders should be provided to our corporate secretary by December 31, 2008. The recommended candidate should be submitted to us in writing addressed to 85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

Audit Committee and Audit Committee Financial Expert

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of July 31, 2007, Ralph Magid has been designated as the Board's "audit committee financial expert" as defined in
Item 407(d)(5) of Regulation S-B. Mr. Magid's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon.
Mr. Magid has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Magid has an understanding of audit committee functions. We are traded on the Over-the-Counter Bulletin Board which does not have a requirement of director independence, however according to NASDAQ Marketplace Rule 4200(a)(15), Mr. Magid is independent.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2008 and 2007 to our Principal Executive Officer and our Chief Financial Officer, referred to herein as our "Named Executive Officers." No other executive officer or employee earned over $100,000 in the last completed fiscal year.

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

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Stuart
Turk,
Chief
Executive
Officer    2008 $272,756                               $12,000(1)    $284,756
           2007 $360,000                               $12,000(1)    $372,000


Evan
Schwartzberg,
Chief
Financial
Officer    2008 $160,000                               $ 6,000(2)    $166,000
           2007 $130,825                               $ 6,000(2)    $136,825
-------------------------------------------------------------------------------


(1) "All Other Compensation" amount for Mr. Turk includes personal use of Company vehicle :

     The value shown for personal use of Company aircraft is the incremental cost to our Company of such use, which is calculated based on the variable operating costs to our Company per hour of operation, which include fuel costs, maintenance and associated travel costs for the crew. Fixed costs that do not change based on usage, such as pilot salaries, depreciation, insurance, and rent, were not included.

(2) "All Other Compensation" amount for Mr. Schwartzberg includes personal use of Company vehicle:

NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS

Mr. Schwartzberg's remuneration is $160,000 annually. Other than an oral understanding between our Company and Mr. Schwartzberg, we do not currently have any employment agreements, oral or written, with any of our Named Executive Officers.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of July 31, 2008, our named executive officers did not have any equity awards outstanding.

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

We do not have any potential payments upon termination or change of control.

DIRECTOR COMPENSATION

We do not currently have any formal arrangements to compensate our directors. We compensate our directors in shares of our common stock to preserve capital to grow our company. We did not compensate our directors for their services for the fiscal years ended July 31, 2007 and July 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of November 3, 2008, by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee,
(iii) each of the Named Executive Officers named in the Summary Compensation Table who were serving as executive officers at the end of the July 31, 2008 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on November 3, 2008, plus shares of common stock subject to options, warrants and conversion rights held by such person on November 3, 2008, and exercisable or convertible within 60 days thereafter.

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner (1)        nature of            class (2)
                                              beneficial
                                              owner


Common            Stuart Turk (3)           228,613,400               77.42 %

Common            The Cellular Connection,  211,533,400               74.43 %
                  Ltd.(4)

Common            Evan Schwartzberg               1                       *

Common            Ralph Magid                     1                       *

All officers and directors
as a group (3 persons)                      228,613,402               77.42 %

* less than 1%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Metro One Development, Inc., 85 Corstate Avenue, Unit #1, Concord, Ontario, Canada L4K 4Y2.

(2) Beneficial ownership is determined in accordance with the rules of the SEC based on 72,657,910 shares of common stock issued and outstanding on November 3, 2008.

(3) Mr. Turk's beneficial ownership is comprised of 6,000,000 shares of common stock owned directly. In addition, Mr. Turk owns 110,800 shares of Series A Convertible Preferred Stock which can convert into 11,080,000 shares of common stock. Mr. Turk is the sole control person for The Cellular Connection, Ltd., and, as such, has full voting and dispositive control over shares held by The Cellular Connection, Ltd. The Cellular
    Connection, Ltd. owns 118,334 shares of Series A Convertible Preferred Stock which can convert into 11,833,400 shares of common stock as well as 1,000 shares of Series B 1.5% Convertible Preferred Stock that can convert into 200,000,000 shares of common stock, all of which are beneficially owned by Mr. Turk.

(4) The Cellular Connection, Ltd. owns 113,334 shares of Series A Convertible Preferred Stock which can convert into 11,333,400 shares of common stock as well as 1,000 shares of Series B 1.5% Convertible Preferred Stock that can convert into 200,000,000 shares of common stock. Mr. Turk is the sole control person for The Cellular Connection, Ltd., and, as such, has full voting and dispositive control over shares held by The Cellular Connection, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended July 31, 2008 and 2007, we paid rent of approximately $96,652 and $74,116, respectively, to a company related to a director.

During the fiscal year ended July 31, 2007, the Company received loans from our Chairman and Chief Executive Officer, Mr. Stuart Turk, of approximately $1,294,123. Of this total, approximately $1,158,844 remains outstanding for the fiscal year ended July 31, 2008.

Included in current liabilities at July 31, 2008 was $158,844 due to The Cellular Connection Ltd., a company owned and controlled by our Chairman and Chief Executive Officer, Mr. Turk. This amount arose from the current portion of the loans from Mr. Stuart Turk.

During the fiscal year ended July 31, 2008, we paid $111,289 to The Cellular Connection Ltd., a company owned and controlled by Mr. Turk as described above, for equipment rental.

On July 18, 2007, we issued 1,000 shares of our Series B 1.5% Convertible Preferred Stock to The Cellular Connection, Ltd., a company controlled by Mr. Turk as described above, in exchange for $1,000,000.

The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.

DIRECTOR INDEPENDENCE

As of July 31, 2008, Stuart Turk and Ralph Magid served as our directors. Only Mr. Ralph Magid has been deemed by our board of directors to be an "independent" director, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, Rule 4200(a)(15). We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.

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

10.16 Metro One Development, Inc. June 2008 Stock Option Plan, dated June 18, 2008 (included as Exhibit 10.1 to the Form S-8 filed June 26, 2008, and incorporated herein by reference).

10.17 Metro One Development, Inc. September 2008 Stock Option Plan, dated September 10, 2008 (included as Exhibit 10.1 to the Form S-8 filed September 10, 2008, and incorporated herein by reference).

21.1 List of Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-KSB filed October 30, 2006, and incorporated herein by reference).

23.1 Consent Of Independent Registered Public Accounting Firm, Danziger Hochman Partners LLP (filed herewith).

23.2 Consent Of Independent Registered Public Accounting Firm, MSCM LLP (filed herewith).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Danziger Hochman Partners LLP were engaged as our independent auditors to report on our balance sheet as of July 31, 2008 and the related statements of income, stockholders' equity and cash flows for the year then ended.

We engaged MSCM LLP as our independent auditors to report on our balance sheet as of July 31, 2008 and the related statements of income, stockholders' equity and cash flows for the year then ended

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended July 31 for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly reports for those years:

2008: $ 53,050
2007: $ 77,775

Audit-Related Fees

There were no fees billed in the last two fiscal years ended July 31 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements which were not included in Audit Fees:

Tax Fees

There were no fees billed for each of the last two fiscal years ended July 31 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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


                                        METRO ONE DEVELOPMENT, INC.




                                        By: /s/ Stuart Turk
                                        ------------------------------
                                                Stuart Turk
                                                Chief Executive Officer

                                        Date:   December 16, 2008


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE               TITLE                                  DATE


/s/ Stuart Turk         President, Chief Executive Officer,   December 16, 2008
---------------------   Chairman and Director                 -----------------
Stuart Turk


/s/ Evan Schwartzberg   Chief Financial Officer, Principal    December 16, 2008
---------------------   Accounting Officer                    -----------------
Evan Schwartzberg

/s/ Ralph Magid         Director                              December 16, 2008
---------------------                                         -----------------
Ralph Magid