Form 10-Q
period 2008-10-31
METRO ONE DEVELOPMENT, INC
filed 2009-02-19
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2008

                                      OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                     THE EXCHANGE ACT

           For the transition period from _________ to __________

                     Commission File Number: 333-61538

                         METRO ONE DEVELOPMENT, INC.

           (Exact name of small business issuer as specified in its charter)


            DELAWARE                                  98-0231687
      ----------------------                         --------------
   (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)


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

As of February 14, 2009 the Issuer had 80,658 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        METRO ONE DEVELOPMENT, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTER ENDED OCTOBER 31, 2008



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index............................3

         Consolidated Balance Sheets as of October 31, 2008 (Unaudited)
           and July 31, 2008.................................................F1

         Consolidated Statements of Operations for the Three Months
           Ended October 31, 2008 and 2007 (Unaudited).......................F2

         Consolidated Statement of Changes in Stockholders' Equity
           For the Three Months Ended October 31, 2008 (Unaudited)...........F3

         Consolidated Statements of Cash Flows for the Three Months Ended
           October 31, 2008 and 2007 (Unaudited).............................F4




         Notes to Consolidated Financial Statements (Unaudited).........F5 - F8


Item 2 - Management's Discussion and Analysis or Plan of Operation............4

Item 3 - Controls and Procedures .............................................9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.........11

Item 3 - Defaults Upon Senior Securities.....................................11

Item 4 - Submission of Matters to a Vote of Security Holders.................11

Item 5 - Other Information ..................................................11

Item 6 - Exhibits............................................................11

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         METRO ONE DEVELOPMENT, INC.

                      Consolidated Financial Statements

             Three Months Ended October 31, 2008 and 2007 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheets as of October 31, 2008 (Unaudited)
          and July 31, 2008..................................................F1

        Consolidated Statements of Operations for the Three Months
          Ended October 31, 2008 and 2007 (Unaudited)........................F2

        Consolidated Statement of Changes in Stockholders' Equity
          For the Three Months Ended October 31, 2008 (Unaudited)............F3

        Consolidated Statements of Cash Flows for the Three Months Ended
          October 31, 2008 and 2007 (Unaudited)..............................F4


        Notes to Consolidated Financial Statements (Unaudited)..........F5 - F8

                           METRO ONE DEVELOPMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 2008 AND JULY 31, 2008

                                                     October 31,      July 31,
                                                            2008           2008
                                                      (Unaudited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $     2,253   $        --
        Due from Vital Products, Inc.                          1             1
                                                     ------------  ------------
                Total current assets                       2,254             1
                                                     ------------  ------------
Total assets                                         $     2,254   $         1
                                                     ============  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Bank overdraft                               $    21,289   $    16,395
        Accounts payable and accrued expenses          3,021,800     3,693,578
        Loans payable to related party                   150,357       158,844
        Current portion of long-term debts, net          918,651       917,134
                                                     ------------  ------------
                Total current liabilities              4,112,097     4,785,951

Long-term debts, net                                          --            --
                                                     ------------  ------------
Total liabilities                                      4,112,097     4,785,951
                                                     ------------  ------------
Conditionally redeemable convertible
  preferred stock; Series B 1.5%
    convertible preferred stock                        1,000,000     1,000,000

Stockholders' deficit
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            224,134 and 229,134 issued
             and outstanding, respectively                 2,241         2,291

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            56,658 and 657 issued and
              outstanding, respectively                        6             0

        Additional paid-in capital                    21,866,731    21,812,787
        Accumulated other comprehensive income         1,358,160       562,341
        Accumulated deficit                          (28,336,981)  (28,163,369)
                                                     ------------  ------------
                Total stockholders' deficit           (5,109,843)   (5,785,950)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $     2,254   $         1
                                                     ============  ============


The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
               Consolidated Statements of Operations (Unaudited)


                                                        For the three months
                                                          ended October 31,
                                                          2008         2007
                                                     ------------  ------------

Sales                                                $        --   $        --
Cost of revenues                                              --            --
                                                     ------------  ------------
        Gross profit                                          --            --
                                                     ------------  ------------
Operating expenses
        Selling, general and administrative            1,838,612       509,944
                                                     ------------  ------------
          Total operating expenses                     1,838,612       509,944
                                                     ------------  ------------
        Loss from continuing operations               (1,838,612)     (509,944)

Other income (expense)
        Gain on recovery of previously
          written-off receivable                       1,710,000            --
        Interest and financing expense                        --      (553,677)
        Interest income                                       --        74,301
                                                     ------------  ------------
          Total other income (expense)                 1,710,000      (479,376)
                                                     ------------  ------------
Loss before provision for income taxes                  (128,612)     (989,320)

Provision for income taxes                                    --            --
                                                     ------------  ------------
Net loss from continuing operations                     (128,612)     (989,320)
Net loss from discontinued operations                         --    (1,866,330)
                                                     ------------  ------------
Net loss                                             $  (128,612)  $(2,855,650)
                                                     ============  ============
Earnings per share computation:
  Net loss from continuing operations per
    common share                                     $    ( 6.97)  $  (989,320)
                                                     ============  ============
  Net loss from discontinued operations
    per common share                                 $        --   $(1,866,330)
                                                     ============  ============
  Net loss per common share                          $     (6.97)  $(2,855,650)
                                                     ============  ============
Weighted average common shares outstanding -
  basic and diluted                                       18,455             1
                                                     ============  ============

The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                        METRO ONE DEVELOPMENT, INC.
                Consolidated Statement of Changes in Stockholders' Equity
                  For the Three Months ended October 31, 2008
                              (Unaudited)

                                                                               Accumulated
                                                                   Additional     Other                      Total
                     Preferred Stock           Common Stock         Paid-in   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  -----------   -----------   -----------

Balance,
 July 31, 2008    229,134     2,291           657           --     21,812,787      562,341   (28,163,369)   (5,785,950)

Issuance of
 common stock
  for services         --        --        47,501            5         50,845           --            --        50,850

Conversion of
 preferred stock
  into common
  stock            (5,000)      (50)          500            -             50           --            --            --

Issuance of
 common stock
  as principal
   payment on
    notes payable      --        --         8,000            1          3,049           --            --         3,050

Dividends paid
 preferred stock,
  Series B             --        --            --           --             --           --       (45,000)      (45,000)

Foreign currency
  translation          --        --            --           --             --      795,819            --       795,819

Net loss               --        --            --           --             --           --      (128,612)     (128,612)
                ---------   -------   -----------   -----------  ------------  -----------  ------------   -----------
Balance,
 October 31, 2008 224,134   $ 2,241        56,658         $  6   $ 21,866,731  $ 1,358,160  $(28,336,981)  $(5,109,843)
                =========   =======   ===========   ===========  ============  ===========  ============   ===========


See Accompanying Notes to Consolidated Financial Statements

                                                                            F3

                         METRO ONE DEVELOPMENT, INC.
              Consolidated Statements of Cash Flows (Unaudited)



                                                        For the three months
                                                          ended October 31,
                                                          2008         2007
                                                       (unaudited)  (unaudited)
                                                     ------------  ------------


Cash flows from operating activities:
        Net loss                                     $  (128,612)  $(2,855,650)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
           Stock-based compensation                       50,850       442,157
           Financing cost related to convertible debt         --       467,735
           Depreciation and amortization                      --        38,533
           Interest earned on Due from Vital Products         --       (73,592)
           Impairment on assets                               --     2,042,274
           Consulting expense paid with Vital Products,
             Inc. stock                                1,344,520            --
           Gain on recovery of previously written-off
             receivable                               (1,710,000)           --
        Changes in operating assets and liabilities:
           Change in accounts receivable                      --       545,092
           Change in inventory                                --       (39,241)
           Change in prepaid expenses                         --        13,936
           Change in due from Vital Products                  --        (3,118)
           Change in income tax receivable                    --          (722)
           Change in accounts payable and accrued
             expenses                                   (306,298)      (92,161)
                                                     ------------  ------------
             Net cash provided by (used in)
operating activities                    (749,540)      485,243
                                                     ------------  ------------
Cash flows from investing activities:
        Advances to Vital Products                            --            --
        Purchase of property and equipment                    --        (1,207)
                                                     ------------  ------------
          Net cash used in investing activities               --        (1,207)
                                                     ------------  ------------
Cash flows from financing activities:
        Payments on long term debt                            --    (6,211,315)
        Proceeds from related party loan                  (8,487)           --
        Proceeds from long term debt                          --     5,349,620
        Advance on bank overdraft                          4,894            --
        Dividend paid on preferred stock                 (45,000)      (45,000)
                                                     ------------  ------------
          Net cash used in by financing activities       (48,593)     (906,695)
                                                     ------------  ------------
Effect of foreign currency exchange                      800,386       516,116
                                                     ------------  ------------
Net change in cash                                         2,253        93,457
Cash, beginning of period                                     --       882,131
                                                     ------------  ------------
Cash, end of period                                  $     2,253   $   975,588
                                                     ============  ============

The accompanying notes are an integral part of the consolidated
financial statements.                                                        F4

METRO ONE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007


1. BASIS OF PRESENTATION AND HISTORY OF THE COMPANY

Basis of presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended July 31, 2008 of Metro One Development, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

History of the Company - Metro One Development, Inc. formerly known as On The Go Healthcare, Inc., (the "Company") was incorporated on July 21, 2000 in the State of Delaware.

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

                                                                             F5

On March 18, 2008, the Company entered into a binding agreement with FTS Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc. (together, "FTS"), whereby FTS agreed to purchase certain assets of the Company's value-added reseller business unit, dba On The Go Technologies Group, including its goodwill and intellectual property. On June 6, 2008, the Company agreed to amend certain terms of the binding agreement. On July 14, 2008, FTS notified the Company of its intention to terminate the transaction. The Company believes that FTS' termination of the transaction constitutes a breach of the binding agreement and that the promissory note issued pursuant to the binding agreement, as amended, is in default. The Company intends to pursue all remedies that are available. As of March 18, 2008, the Company has discontinued all operations as a valued-added reseller.

As a result of the sale of the value-added reseller business, the Company changed its business focus to that of a custom builder and property developer in the Greater Toronto Area in Canada and subsequently changed its name from On The Go Healthcare, Inc. to Metro One Development, Inc. on April 14, 2008.

Going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has assets totaling $2,254, liabilities totalling $4,112,097, and net losses for the three months ended October 31, 2008 totaling $128,612.
The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Metro One Development, Inc. and its wholly-owned subsidiaries, The International Mount Company, 1637033 Ontario Limited, Helios/Oceana Ltd., Infinity Technologies Inc., 2film Corporation and Island Corporation. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation. During May 2006, the Company amalgamated all the subsidiaries listed above into On The Go Technologies, Inc. and dissolved all other subsidiaries.

Reclassifications - Certain prior year amounts were reclassified to conform to current period presentation.

                                                                             F6

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

Stock based compensation - On January 1, 2006, the Company adopted SFAS No. 123
(R) "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

Earnings (loss) per share - The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings
(loss) per share are computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

Comprehensive income (loss) - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholders' equity.

3. STOCKHOLDERS' EQUITY

On August 15, 2008, the Company's common stock was adjusted to take into account a 1,000-to-1 reverse stock split. The Company's common stock has been adjusted on a retroactive basis; accordingly, all previous balances have been adjusted for this reverse stock split.

During the three months ended October 31, 2008, there were no new stock options or warrants granted.

                                                                             F7

4. GAIN ON RECOVERY OF PREVIOUSLY WRITTEN-OFF RECEIVABLE

During the three months ended October 31, 2008, the Company received 15,200,000 of shares of Vital Product, Inc. with a total fair value of $1,710,000 as settlement for amounts due from Vital Products, Inc., which were previously written-off during the year ended July 31, 2008. As a result, the Company has recorded a gain for the fair value of these shares totaling $1,710,000. During the same three months ended October 31, 2008, the Company distributed the 15,200,000 shares of Vital Products, Inc. to satisfy $252,312 of accrued expenses and $1,457,688 of consulting expenses incurred during this period.


5. DISCONTINUED OPERATIONS

As discussed in Note 1, on March 18, 2008, the Company entered into a binding agreement with FTS Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc. (together, "FTS"), whereby FTS agreed to purchase certain assets of the Company's value-added reseller business unit, dba On The Go Technologies Group, including its goodwill and intellectual property. On June 6, 2008, the Company agreed to amend certain terms of the binding agreement. On July 14, 2008, FTS notified the Company of its intention to terminate the transaction. The Company believes that FTS' termination of the transaction constitutes a breach of the binding agreement and that the promissory note issued pursuant to the binding agreement, as amended, is in default. The Company intends to pursue all remedies that are available. As of March 18, 2008, the Company has discontinued all operations as a valued-added reseller.

The sale of the Company's value-added reseller business operations to FTS resulted in a loss on sale by the Company totalling $1,773,079 for the year end July 31,2008.

The sale of the Company's value added reseller business operations has been accounted for as discontinued operations in the consolidated financial statements for the periods presented herein, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets."

The following is a summary of the results of discontinued operations in the consolidated statements of operations:

        Three months ended October 31, 2007

        Net sales                       $ 5,276,120
        Cost of sales                     4,369,369
                                        -----------
                                            906,751
        Operating expenses                2,773,081
                                        -----------
        Income (loss) from
          discontinued operations       $(1,866,330)
                                        ===========

6. Subsequent Events

On November 3, 2008, the Company issued 24,000 common shares for services.

On February 5, 2009, our common stock was adjusted to take into account a 1,000-to-1 reverse stock split and began trading under the new ticker symbol "MTRO.PK." The Company's common stock has been adjusted on a retroactive basis; accordingly, all previous balances have been adjusted for this reverse stock split.

                                                                             F8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited consolidated financial statements and related notes thereto included elsewhere in this report, and in our Form 10-KSB for the year ended July 31, 2008.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007.

Revenues

We did not generate any revenues from sales for the three months ended October 31, 2008 due to the sale of our value-added reseller business to FTS Group.

Cost of Sales

We did not incur any cost of revenues for the period ended October 31, 2008 due to the sale of our value-added reseller business to FTS Group.

Gross Profit

Our gross profit for the three months ended October 31, 2008 and the three months ended October 31, 2007 totalled $0.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses increased to $1,838,612 for the three months ended October 31, 2008, up from $509,944 for the three months ended October 31, 2007. With the sale of our value-added reseller business to FTS Group, we changed our business focus to that of a custom builder and property developer. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model.

Interest and Financing Expense

Interest and financing expense was $0 for the three months ended October 31, 2008, compared to $553,677 for the three months ended October 31, 2007. The decrease in the three months ended October 31, 2008 compared to the three months ended October 31, 2007 is primarily the result of no new promissory notes.
Net loss

Our net loss of $128,612 for the three months ended October 31, 2008, compared to a net loss of $2,855,650 for the three months ended October 31, 2007, was attributable to a gain on a previously written-off receivable.

Liquidity and Capital Resources

As of October 31, 2008, we had current assets of $2,254 and current liabilities of $4,112,097, resulting in a working capital deficit of $(4,109,843).

For the three months ended October 31, 2008, we had cash used in operations in the amount of $749,540, as compared to cash provided by operations in the amount of $485,243 for the three months ended October 31, 2007. The decrease in the cash provided is due to the change in our business model after the sale of our value-added reseller business to FTS Group.

For the three months ended October 31, 2008, cash used in investing activities was $0, as compared to $1,207 for the three months ended
October 31, 2007. The decrease in cash used in investing activities is primarily related to a decrease in purchased property and equipment during the period ended October 31, 2008, as compared to the prior year.

For the three months ended October 31, 2008, cash (used in) financing activities was $(48,593) as compared to cash (used in) financing activities of $(906,695)for the three months ended October 31, 2007. The primary source of financing for the three months ended October 31, 2008 has been a bank overdraft.

We believe the cash flow from operating activities and capital raised, as needed, through existing debt financing will not be sufficient to provide necessary capital for our operations for the next twelve months.

FINANCING ACTIVITIES

In July 2005, we entered into an equity line of credit agreement through a convertible debt facility with Laurus Master Fund, Ltd. granting us access to borrow up to $5,500,000. The financing consisted of a $500,000 secured term loan and a $5,000,000 secured revolving note. On January 13, 2006, we agreed to revise the financing facility with Laurus. The revised facility consists of (i) a $500,000 Secured Convertible Note, (ii) a Secured Convertible Minimum Borrowing Note, and (iii) a Secured Revolving Note (collectively, the "Amended and Restated Notes"). The Amended and Restated Notes are secured by a security interest in substantially all of our assets.

Pursuant to the Agreement, we agreed to amend the conversion price to $0.50 and the exercise price of the warrants to $0.65.

As of October 31, 2008, the balance for the Revolving Note totaled $828,861.

On December 6, 2006, we issued to Dutchess a convertible promissory note in the amount of $1,937,000 for a purchase price of $1,550,000. The Note was due and payable in full on July 11, 2008. Other than the $387,000 discount inherent in the purchase price, the Note is non-interest bearing and calls for monthly payments of $60,000 from January 10, 2007 through July 10, 2007 and monthly payments of $126,500 from August 10, 2007 and thereafter until the face amount of the Note is paid in full. The $387,000 inherent discount is being amortized as debt discount over the term of the note.

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

On March 5, 2008, we agreed to amend the terms of the Note. Pursuant to the terms of the amended Note, payments made by us in satisfaction of the Note will be in shares of our common stock, which we will issue to Dutchess on the tenth calendar day of each month until our obligations under the Note have been satisfied in full. Each payment will be convertible at 80% of the lowest closing best bid prices of our common stock for the 10 trading days prior to the payment due date. The maturity date of the Note remains the same. As of October 31, 2008, the unpaid principal balance on the Note totaled $88,773.

MATERIAL TRENDS AND UNCERTAINTIES

Effective March 18, 2008, we entered into a binding agreement with FTS Group, Inc. and OTG Technologies Group, Inc., that was subsequently amended on June 6, 2008, whereby we agreed to sell certain assets in our value-added computer reseller business. As part of our decision to sell this business, we determined that it would be in the best interests of our Company and our stockholders to divest of the assets related to our value-added computer reseller business and change our business model to one that focuses on custom building and property development in the Greater Toronto Area in Canada.
We have not yet fully established our new business model and do not yet have any projects underway. Additionally, as of February 13, 2009, we did not have sufficient capital to pursue our new line of business. If we do not raise sufficient capital to implement our business plan, we will not be able to generate revenue. However, we will continue to incur expenses in our next fiscal quarter and beyond associated with our remaining assets, overhead costs related to remaining a public company and expenses including salaries and office space for our remaining employees. We may not be successful in raising capital and implementing our new business model and this change in business model will have a material impact on our liquidity, capital resources and results of operations.

Our financial condition is uncertain at this time. As discussed below, Laurus Master Fund, Ltd. has filed a complaint alleging that we are in default under our Amended and Restated Security Purchase Agreement. It is too early to predict the outcome of this litigation; however, if Laurus prevails on even a fraction of the amount they are seeking, we may not have sufficient assets to pay the judgment. If that outcome occurs, we will likely have to seek bankruptcy protection. Our Secured Revolving Note with Laurus was our primary source of financing until March 17, 2008. Without this source of funding, we no longer have access to capital to allow us to develop our operations. In addition, having sold our assets as described above, we will not have a significant source of capital until we either raise funds or generate revenues pursuant to our business plan. If we do not raise sufficient funds to cover our debts and overhead, our business will likely fail.

We have, in the past, issued our common stock to employees and consultants to cover a portion of their compensation. As of February 13, 2009, the closing price of our common stock, as quoted on the Pink Sheets, was $0.783. Due to the price of our common stock, we must issue a substantial number of shares to provide adequate compensation to employees and consultants. Due to our limited capital resources, we anticipate continuing to issue common stock to compensate employees and consultants. Our issuances of common stock will dilute the stockholders of our common stock and will likely cause our stock price to decline further. As a result, we determined that it would be in the best interests of our Company and our stockholders to implement a reverse split of our common stock in order to have sufficient stock to use for compensation purposes or to raise capital. Our previous reverse stock splits have resulted in a decline in our stock price and we believe our stock price will likely decline again, particularly if we have not yet implemented our new business model.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the quarter ended October 31, 2008.


ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934
(i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 23, 2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiffs' entire claim is frivolous. We cannot predict the outcome of such allegations; however, we intend to vigorously defend against the plaintiffs' claim. We have accrued $100,000.

On September 25, 2008, Laurus Master Fund, Ltd. filed a Complaint in the Supreme Court of the State of New York naming Metro One Development, Inc.
and another party as defendants, alleging a breach of contract and promissory estoppel and sought damages in the amount of $874,471. The claim relates to a $5,500,000 financing agreement we entered into with Laurus on July 14, 2005, as later amended. In its complaint, Laurus alleges that we are in breach of the security agreement by selling substantially all of the assets subject to their security interest and failing to direct all present and future payments constituting collateral into an account under Laurus' control. While it is too early to determine the outcome of such allegations, we intend to continue to aggressively defend ourselves against any claims and assert all available defenses.

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $461,097 as at October 31, 2008.

On July 15, 2008, EqualLogic Inc. filed a motion against us under our previous trade name in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. We have accrued $658,464 as at October 31, 2008.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 relating to product we purchased in the beginning of March 2008 and product purchased by another company. We have accrued $85,567 as at October 31, 2008.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 relating to product we purchased in 2006. We have accrued $37,771 as at October 31, 2008.


On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $329,998 as at October 31, 2008.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to products we purchased on October 24, 2007 and December 20, 2007. We have accrued $192,834 as at October 31, 2008.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 relating to products we purchased in March 2008. We have accrued $124,333 as at October 31, 2008.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under a previous trade name that had been used before selling it to a third party. We have accrued $54,776 as at October 31, 2008.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 relating to products we purchased November 20, 2006. We have accrued $189,134 as at October 31, 2008.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against our Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.
                                       10

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between October 2, 2008 and October 21, 2008, Dutchess converted $3,050 principal amount of a convertible promissory note into an aggregate of 8,000 shares of our common stock, at $0.38125 per share as follows:

* On October 2, 2008, we issued 1,500 shares of our common stock;
* On October 10, 2008, we issued 2,500 shares of our common stock; and
* On October 21, 2008, we issued 4,000 shares of our common stock.

Payments under the note are due on the tenth calendar day of each month and are convertible into shares of our common stock at eighty percent of the lowest closing best bid prices of our common stock for the ten trading days prior to the payment due date.

On August 15, 2008, our common stock was adjusted to take into account a 1,000-to-1 reverse stock split. Additionally, on February 5, 2009, our common stock was adjusted to take into account a 1,000-to-1 reverse stock split. The issuances described above have been adjusted for the split that occurred on August 15, 2008 and on February 5, 2009.

With respect to the issuance of our securities as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of October 31, 2008, we are in default with respect to indebtedness described above including indebtedness to Laurus Master Fund, Ltd.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended October 31, 2008, we did not submit any matters to a vote of security holders. On November 19, 2008, a majority of the Company's stockholders representing 86% of the outstanding votes of the Company acted by written consent to approve a 1 for 1,000 reverse stock split


ITEM 5. OTHER INFORMATION.

On February 5, 2009, our common stock was adjusted to take into account a 1,000-to-1 reverse stock split and began trading under the new ticker symbol "MTRO.PK." The Company's common stock has been adjusted on a retroactive basis; accordingly, all previous balances have been adjusted for this reverse stock split.


ITEM 6. EXHIBITS

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

                                             METRO ONE DEVELOPMENT, INC.



Dated: February 19, 2009                      By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: February 19, 2009                     By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer