Form 10-Q
period 2009-01-31
METRO ONE DEVELOPMENT, INC
filed 2009-06-12
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2009

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

As of June 11, 2009 the Issuer had 22,495,969 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        METRO ONE DEVELOPMENT, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTER ENDED JANUARY 31, 2009



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index............................3

         Consolidated Balance Sheets as of January 31, 2009 (Unaudited)
           and July 31, 2008.................................................F1

         Consolidated Statements of Operations for the Three and Six Months
           Ended January 31, 2009 and 2008 (Unaudited).......................F2

         Consolidated Statement of Changes in Stockholders' Equity
           For the Six Months Ended January 31, 2009 (Unaudited).............F3

         Consolidated Statements of Cash Flows for the Six Months Ended
           January 31, 2009 and 2008 (Unaudited).............................F4




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

Item 3 - Defaults Upon Senior Securities.....................................11

Item 4 - Submission of Matters to a Vote of Security Holders.................11

Item 5 - Other Information ..................................................11

Item 6 - Exhibits............................................................11

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         METRO ONE DEVELOPMENT, INC.

                      Consolidated Financial Statements

             Six Months Ended January 31, 2009 and 2008 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheets as of January 31, 2009 (Unaudited)
          and July 31, 2008..................................................F1

        Consolidated Statements of Operations for the Three and Six Months
          Ended January 31, 2009 and 2008 (Unaudited)........................F2

        Consolidated Statement of Changes in Stockholders' Equity
          For the Six Months Ended January 31, 2009 (Unaudited)..............F3

        Consolidated Statements of Cash Flows for the Six Months Ended
          January 31, 2009 and 2008 (Unaudited)..............................F4


        Notes to Consolidated Financial Statements (Unaudited)..........F5 - F8

                           METRO ONE DEVELOPMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                       JANUARY 31, 2009 AND JULY 31, 2008

                                                     January 31,       July 31,
                                                            2009           2008
                                                      (Unaudited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        20   $        --
        Due from Vital Products, Inc.                          1             1
                                                     ------------  ------------
                Total current assets                          21             1
                                                     ------------  ------------
Total assets                                         $        21   $         1
                                                     ============  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Bank overdraft                               $        --   $    16,395
        Accounts payable and accrued expenses          3,176,322     3,693,578
        Loans payable to related party                   221,937       158,844
        Current portion of long-term debts, net          828,429       917,134
                                                     ------------  ------------
                Total current liabilities              4,226,688     4,785,951

Long-term debts, net                                          --            --
                                                     ------------  ------------
Total liabilities                                      4,226,688     4,785,951
                                                     ------------  ------------
Conditionally redeemable convertible
  preferred stock; Series B 1.5%                       1,000,000     1,000,000

Stockholders' deficit
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            224,134 and 229,134 issued
             and outstanding, respectively                 2,241         2,291

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            80,658 and 1 issued and
              outstanding, respectively                        8             0

        Additional paid-in capital                    21,903,389    21,812,787
        Accumulated other comprehensive income         1,415,002       562,341
        Accumulated deficit                          (28,547,307)  (28,163,369)
                                                     ------------  ------------
                Total stockholders' deficit           (5,226,667)   (5,785,950)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        21   $         1
                                                     ============  ============


The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
               Consolidated Statements of Operations (Unaudited)


                           For the three months          For the six months
                            ended January 31,             ended January 31,
                            2009         2008             2009         2008
                        ------------  ------------  ------------  ------------

Sales                   $        --   $         --   $        --   $        --
Cost of revenues                 --             --            --            --
                        ------------  ------------  ------------  ------------
     Gross profit                --             --            --            --
                        ------------  ------------  ------------  ------------
Operating expenses
     Selling, general
       and administrative    409,826       749,489     2,248,438     1,259,433
                        ------------  ------------  ------------  ------------
       Total operating
         expenses            409,826       749,489     2,248,438     1,259,433
                        ------------  ------------  ------------  ------------
     Loss from
       continuing
       operations           (409,826)     (749,489)   (2,248,438)   (1,259,433)

Other income (expense)
     Gain on recovery of
       previously written-off
       receivable            244,500            --     1,954,500            --
     Interest and financing
       expense                    --      (574,085)           --    (1,127,762)
     Interest income              --        77,606            --       151,907
                        ------------  ------------  ------------  ------------
       Total other
         income (expense)    244,500      (496,479)    1,954,500      (975,855)
                        ------------  ------------  ------------  ------------
Loss before provision
  for income taxes          (165,328)   (1,245,968)     (293,938)   (2,235,288)

Provision for income taxes        --            --            --            --
                        ------------  ------------  ------------  ------------
Net income (loss) from
  continuing operations     (165,326)   (1,245,968)     (293,938)   (2,235,288)
Net income (loss) from
  discontinued operations         --        54,501            --    (1,811,829)
                        ------------  ------------   ------------  ------------
Net loss                 $  (165,326)  $(1,191,467)  $  (293,938)  $(4,047,117)
Preferred stock dividend      45,000        90,000        90,000        90,000
                        ------------  ------------   ------------  ------------

Net loss attributable to
  Common Stockholders   $   (210,326)  $(1,281,467)  $  (383,938)  $(4,137,117)
                        ============  ============   ============  ============
Earnings per share computation:
  Loss from
    continuing operations
before discontinued
operations
attributable to
common
stockholders             $     (4.28) $ (22,266.13)  $     (4.81)  $(70,463.27)
                        ============  ============   ============  ============
  Income (loss) from
discontinued
operations               $        --  $     908.35   $        --   $(54,903.91)
                        ============  ============   ============  ============
  Net loss
attributable to
common
stockholders             $     (4.28) $ (21,357.78)  $     (4.81) $(125,367.18)
                        ============  ============   ============  ============
Weighted average common
  shares outstanding -
  basic and diluted           49,165            60         79,875            33
                        ============  ============   ============  ============

The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                        METRO ONE DEVELOPMENT, INC.
                Consolidated Statement of Changes in Stockholders' Equity
                  For the Six months ended January 31, 2009
                              (Unaudited)

                                                                               Accumulated
                                                                   Additional     Other                      Total
                     Preferred Stock           Common Stock         Paid-in   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  -----------   -----------   -----------

Balance,
 July 31, 2008    229,134     2,291           657           --     21,812,787      562,341   (28,163,369)   (5,785,950)

Issuance of
 common stock
  for services         --        --        71,501            7         87,503           --            --        87,510

Conversion of
 preferred stock
  into common
  stock            (5,000)      (50)          500           --             50           --            --            --



Issuance of
 common stock
  as principal
   payment on
    notes payable      --        --         8,000            1          3,049           --            --         3,050

Dividend accrued
 preferred stock,
  Series B             --        --            --           --             --           --       (90,000)      (90,000)

Foreign currency
  translation          --        --            --           --             --      852,661            --       852,661

Net loss               --        --            --           --             --           --      (293,938)     (293,938)
                ---------   -------   -----------   -----------  ------------  -----------  ------------   -----------
Balance,
 January 31 2009  224,134   $ 2,241        80,658         $  8   $ 21,903,389  $ 1,415,002  $(28,547,307)  $(5,226,667)
                =========   =======   ===========   ===========  ============  ===========  ============   ===========


See Accompanying Notes to Consolidated Financial Statements

                                                                            F3

                         METRO ONE DEVELOPMENT, INC.
              Consolidated Statements of Cash Flows (Unaudited)



                                                        For the six months
                                                          ended January 31,
                                                          2009         2008
                                                       (unaudited)  (unaudited)
                                                     ------------  ------------


Cash flows from operating activities:
        Net loss                                     $  (293,938)  $(4,047,117)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
           Stock-based compensation                       87,510     2,646,070
           Financing cost related to convertible debt         --       935,469
           Depreciation and amortization                      --        77,467
           Interest earned on Due from Vital Products         --      (128,738)
           Impairment on assets                               --     2,042,274
           Loss on sale of fixed assets                       --         3,730
           Consulting expense paid with Vital Products,
             stock                                     1,619,356            --
           Gain on recovery of previously written-off
             receivable                               (1,954,500)           --
        Changes in operating assets and liabilities:
           Change in accounts receivable                      --      (663,781)
           Change in inventory                                --        37,092
           Change in prepaid expenses                         --       (68,480)
           Change in due from Vital Products                  --        (3,118)
           Change in income tax receivable                    --          (351)
           Change in accounts payable and accrued
             expenses                                    292,685       (62,042)
                                                     ------------  ------------
             Net cash (used in) provided by
                operating activities                    (248,887)      768,475
                                                     ------------  ------------
Cash flows from investing activities:
        Advances to Vital Products                            --            --
        Purchase of property and equipment                    --        (7,874)
                                                     ------------  ------------
          Net cash used in investing activities               --        (7,874)
                                                     ------------  ------------
Cash flows from financing activities:
        Payments on long term debt                       (88,705)  (12,229,456)
        Payment on notes payable                              --      (174,123)
        Proceeds from related party loan                  63,093            --
        Proceeds from long term debt                          --    11,798,507
        Advance on bank overdraft                        (16,395)           --
        Dividend paid on preferred stock                      --       (90,000)
                                                     ------------  ------------
          Net cash used in by financing activities       (42,007)     (695,072)
                                                     ------------  ------------
Effect of foreign currency exchange                      290,914      (749,974)
                                                     ------------  ------------
Net change in cash                                            20      (684,445)
Cash, beginning of period                                     --       882,131
                                                     ------------  ------------
Cash, end of period                                  $        20   $   197,686
                                                     ============  ============

The accompanying notes are an integral part of the consolidated
financial statements.                                                        F4

METRO ONE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has assets totaling $21, liabilities totaling $4,226,688, and net losses for the six months ended January 31, 2009 totaling $293,938.
The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Financial statement items subject to significant management judgment include income taxes and loss contingencies. Actual results could differ from those estimates.

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

New accounting pronouncements - In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have any impact on its financial position, results of operation or cash flows.

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

During the three months ended January 31, 2009, there were no new stock options or warrants granted.

                                                                             F7

4. GAIN ON RECOVERY OF PREVIOUSLY WRITTEN-OFF RECEIVABLE

During the six months ended January 31, 2009, the Company received 43,000,000 of shares of Vital Product, Inc. with a total fair value of $1,954,500 as settlement for amounts due from Vital Products, Inc., which were previously written-off during the year ended July 31, 2008. As a result, the Company has recorded a gain for the fair value of these shares totaling $1,954,500. During the same six months ended January 31, 2009, the Company distributed the 43,000,000 shares of Vital Products, Inc. to satisfy $303,430 of accrued expenses and $1,619,356 of consulting expenses incurred during this period.


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

The following is a summary of the results of discontinued operations in the consolidated statements of operations:

        Three and six months ended January 31, 2008

        Net sales                       $ 6,083,734   $11,359,854
        Cost of sales                     4,814,418     9,183,787
                                        -----------   -----------
                                          1,269,316     2,176,067
        Operating expenses                1,214,815     3,987,896
                                        -----------   -----------
        Income (loss) from
          discontinued operations       $    54,501  $(1,811,829)
                                        ===========   ===========

6. Subsequent Events

On February 5, 2009, the Company's common stock was adjusted to take into account a 1,000-to-1 reverse stock split. The Company's common stock has been adjusted on a retroactive basis; accordingly, all previous balances have been adjusted for this reverse stock split.

On February 19, 2009, the Company converted 224,134 of preferred stock into 22,413,400 shares of common stock owned by the Company's President.

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND 2008.

Revenues

We did not generate any revenues from sales for the six months ended January 31, 2009 due to the sale of our value-added reseller business to FTS Group.

Cost of Sales

We did not incur any cost of revenues for the period ended January 31, 2009 due to the sale of our value-added reseller business to FTS Group.

Gross Profit

Our gross profit for the six months ended January 31, 2009 and the three months ended January 31, 2008 totalled $0.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses increased to $2,248,438 for the six months ended January 31, 2009, up from $1,259,433 for the six months ended January 31, 2008. With the sale of our value-added reseller business to FTS Group, we changed our business focus to that of a custom builder and property developer. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model.

Interest and Financing Expense

Interest and financing expense was $0 for the six months ended January 31, 2009, compared to $1,127,762 for the six months ended January 31, 2008. The decrease in the six months ended January 31, 2009 compared to the six months ended January 31, 2008 is primarily the result of no new promissory notes.

Net loss

Our net loss of $293,938 for the six months ended January 31, 2009, compared to a net loss of $4,047,117 for the six months ended January 31, 2008, was attributable to a gain on a previously written-off receivable.

Liquidity and Capital Resources

As of January 31, 2009, we had current assets of $21 and current liabilities of $4,226,688, resulting in a working capital deficit of $(4,226,667).

For the six months ended January 31, 2009, we had cash used in operations in the amount of $248,887, as compared to cash provided by operations in the amount of $768,475 for the six months ended January 31, 2008. The decrease in the cash provided is due to the change in our business model after the sale of our value-added reseller business to FTS Group.

For the six months ended January 31, 2009, cash used in investing activities was $0, as compared to $7,874 for the six months ended
January 31, 2008. The decrease in cash used in investing activities is primarily related to a decrease in purchased property and equipment during the period ended January 31, 2009, as compared to the prior year.

For the six months ended January 31, 2009, cash used in financing activities was $42,007 as compared to cash used in financing activities of $695,072 for the six months ended January 31, 2008. The primary source of financing for the six months ended January 31, 2009 has been proceeds from a related party

We believe the cash flow from operating activities and capital raised, as needed, through existing debt financing will not be sufficient to provide necessary capital for our operations for the next twelve months.

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

As of January 31, 2009, the balance for the Revolving Note totaled $828,429.

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

On March 5, 2008, we agreed to amend the terms of the Note. Pursuant to the terms of the amended Note, payments made by us in satisfaction of the Note will be in shares of our common stock, which we will issue to Dutchess on the tenth calendar day of each month until our obligations under the Note have been satisfied in full. Each payment will be convertible at 80% of the lowest closing best bid prices of our common stock for the 10 trading days prior to the payment due date. The maturity date of the Note remains the same. As of January 31, 2009, the Note was paid out.


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

We have, in the past, issued our common stock to employees and consultants to cover a portion of their compensation. As of June 10, 2009, the closing price of our common stock, as quoted on the Pink Sheets, was $0.70. Due to the price of our common stock, we must issue a substantial number of shares to provide adequate compensation to employees and consultants. Due to our limited capital resources, we anticipate continuing to issue common stock to compensate employees and consultants. Our issuances of common stock will dilute the stockholders of our common stock and will likely cause our stock price to decline further. As a result, we determined that it would be in the best interests of our Company and our stockholders to implement a reverse split of our common stock in order to have sufficient stock to use for compensation purposes or to raise capital. Our previous reverse stock splits have resulted in a decline in our stock price and we believe our stock price will likely decline again, particularly if we have not yet implemented our new business model.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the quarter ended January 31, 2009.


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


                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 23, 2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiffs' entire claim is frivolous. We cannot predict the outcome of such allegations; however, we intend to vigorously defend against the plaintiffs' claim. We have accrued $100,000 as at January 31, 2009.

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

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $461,097 as at January 31, 2009.

On July 15, 2008, EqualLogic Inc. filed a motion against us under our previous trade name in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. We have accrued $658,464 as at January 31, 2009.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 relating to product we purchased in the beginning of March 2008 and product purchased by another company. We have accrued $85,567 as at January 31, 2009.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 relating to product we purchased in 2006. We have accrued $37,771 as at January 31, 2009.


On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $329,998 as at January 31, 2009.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to products we purchased on October 24, 2007 and December 20, 2007. We have accrued $192,834 as at January 31, 2009.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 relating to products we purchased in March 2008. We have accrued $124,333 as at January 31, 2009.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under a previous trade name that had been used before selling it to a third party. We have accrued $54,776 as at January 31, 2009.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 relating to products we purchased November 20, 2006. We have accrued $189,134 as at January 31, 2009.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of January 31, 2009, we are in default with respect to indebtedness described above including indebtedness to Laurus Master Fund, Ltd.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended January 31, 2009, we did not submit any matters to a vote of security holders. On November 19, 2008, a majority of the Company's stockholders representing 86% of the outstanding votes of the Company acted by written consent to approve a 1 for 1,000 reverse stock split


ITEM 5. OTHER INFORMATION.

On February 5, 2009, our common stock was adjusted to take into account a 1,000-to-1 reverse stock split and began trading under the new ticker symbol "MTRO.PK." The Company's common stock has been adjusted on a retroactive basis; accordingly, all previous balances have been adjusted for this reverse stock split.

On February 19, 2009, the Company converted 224,134 of preferred stock into 22,413,400 shares of common stock owned by the Company's President.

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

                                             METRO ONE DEVELOPMENT, INC.



Dated: June 12, 2009                         By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: June 12, 2009                         By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer