Form 10-Q
period 2009-04-30
METRO ONE DEVELOPMENT, INC
filed 2009-08-19
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended APRIL 30, 2009

                                      OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                     THE EXCHANGE ACT of 1934

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

                                Not Applicable
                            --------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]


Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filed, a non-accelerated filed, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]                             Accelerated filer [ ]
Non-Accelerated filer [ ]                       Smaller reporting company [X]
              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of August 17, 2009 the Issuer had 22,495,969 shares of common stock issued and outstanding, par value $0.0001 per share.

                        METRO ONE DEVELOPMENT, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED APRIL 30, 2009



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:  Index............................3

         Consolidated Balance Sheets as of April 30, 2009 (Unaudited)
           and July 31, 2008.................................................F1

         Consolidated Statements of Operations for the Three and Nine Months
           Ended April 30, 2009 and 2008 (Unaudited).........................F2

         Consolidated Statement of Changes in Stockholders' Equity
           For the Nine Months Ended April 30, 2009 (Unaudited)..............F3

         Consolidated Statements of Cash Flows for the Nine Months Ended
           April 30, 2009 and 2008 (Unaudited)...............................F4




         Notes to Consolidated Financial Statements (Unaudited).........F5 - F9


Item 2 - Management's Discussion and Analysis or Plan of Operation............4
Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........8

Item 4T - Controls and Procedures ............................................8


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................9

Item 1A - Risk Factors.......................................................10


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.........10

Item 3 - Defaults Upon Senior Securities.....................................10

Item 4 - Submission of Matters to a Vote of Security Holders.................11

Item 5 - Other Information ..................................................11

Item 6 - Exhibits............................................................11

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         METRO ONE DEVELOPMENT, INC.

                      Consolidated Financial Statements

             Nine Months Ended April 30, 2009 and 2008 (Unaudited)

Contents


Consolidated Financial Statements:

        Consolidated Balance Sheets as of April 30, 2009 (Unaudited)
          and July 31, 2008..................................................F1

        Consolidated Statements of Operations for the Three and Nine Months
          Ended April 30, 2009 and 2008 (Unaudited)..........................F2

        Consolidated Statement of Changes in Stockholders' Equity
          For the Nine Months Ended April 30, 2009 (Unaudited)...............F3

        Consolidated Statements of Cash Flows for the Nine Months Ended
          April 30, 2009 and 2008 (Unaudited)................................F4


        Notes to Consolidated Financial Statements (Unaudited)..........F5 - F9

                           METRO ONE DEVELOPMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2009 AND JULY 31, 2008

                                                       April 30,       July 31,
                                                            2009           2008
                                                      (Unaudited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        31   $        --
        Due from Vital Products, Inc.                          1             1
                                                     ------------  ------------
                Total current assets                          32             1
                                                     ------------  ------------
Total assets                                         $        32   $         1
                                                     ============  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Bank overdraft                               $        --   $    16,395
        Accounts payable and accrued expenses          3,358,321     3,693,578
        Loans payable to related party                   248,309       158,844
        Current portion of long-term debts, net          819,315       917,134
                                                     ------------  ------------
                Total current liabilities              4,425,945     4,785,951

Long-term debts, net                                          --            --
                                                     ------------  ------------
Total liabilities                                      4,425,945     4,785,951
                                                     ------------  ------------
Conditionally redeemable convertible
  preferred stock; Series B 1.5%
    convertible preferred stock                        1,000,000     1,000,000

Stockholders' deficit
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            0 and 229,134 issued
             and outstanding, respectively                     0         2,291

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            22,495,969 and 1 issued and
              outstanding, respectively                    2,249             0

        Additional paid-in capital                    21,903,389    21,812,787
        Accumulated other comprehensive income         1,371,697       562,341
        Accumulated deficit                          (28,703,248)  (28,163,369)
                                                     ------------  ------------
                Total stockholders' deficit           (5,425,913)   (5,785,950)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        32   $         1
                                                     ============  ============


The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
               Consolidated Statements of Operations (Unaudited)


                           For the three months          For the nine months
                            ended April 30,               ended April 30,
                            2009         2008             2009         2008
                        ------------  ------------  ------------  ------------

Sales                   $        --   $         --   $        --   $        --
Cost of revenues                 --             --            --            --
                        ------------  ------------  ------------  ------------
     Gross profit                --             --            --            --
                        ------------  ------------  ------------  ------------
Operating expenses
     Selling, general
       and administrative    242,191       343,331     2,490,629     1,036,390
                        ------------  ------------  ------------  ------------
       Total operating
         expenses            242,191       343,331     2,490,629     1,036,390
                        ------------  ------------  ------------  ------------
     Loss from
       continuing
       operations           (242,191)     (343,331)   (2,490,629)   (1,036,390)

Other income (expense)
     Gain on recovery of
       previously written-off
       receivable            131,250            --     2,085,750            --
     Interest and financing
       expense                    --      (541,997)           --    (1,669,759)
     Loss on sale of
       Fixed assets               --            --            --        (3,730)
     Other income                 --        16,783            --        16,783
     Interest income              --        76,531            --       228,438
                        ------------  ------------  ------------  ------------
       Total other
         income (expense)    131,250      (448,683)    2,085,750    (1,428,268)
                        ------------  ------------  ------------  ------------
Loss before provision
  for income taxes          (110,941)     (792,014)     (404,879)   (2,464,658)

Provision for income taxes        --            --            --            --
                        ------------  ------------  ------------  ------------
Net income (loss) from
  continuing operations     (110,941)     (792,014)     (404,879)   (2,464,658)
Gain on sale of assets from
  discontinued operations         --     1,494,919            --     1,494,919
Net income (loss) from
  discontinued operations         --    (1,334,537)           --    (3,709,011)
                        ------------  ------------   ------------  ------------
Net loss                 $  (110,941)  $  (631,632)  $  (404,879)  $(4,678,750)
Preferred stock dividend      45,000        45,000       135,000       135,000
                        ------------  ------------   ------------  ------------
Net loss attributable to
  Common Stockholders   $   (155,941)  $  (676,632)  $  (539,879)  $(4,813,750)
                        ============  ============   ============  ============
Earnings per share computation:
  Net loss from
    continuing operations
    before discontinued
    operations
    attributable to
    common
    stockholders         $     (0.01) $  (792,014)   $     (0.09)  $(2,464,658)
                        ============  ============   ============  ============
  Net income (loss) from
    discontinued
    operations           $       --   $   160,382    $        --   $(2,214,092)
                        ============  ============   ============  ============
  Net loss
    attributable to
    common
    stockholders         $    (0.01)  $  (631,632)   $     (0.09)  $(4,678,750)
                        ============  ============   ============  ============
Weighted average common
  shares outstanding -
  basic and diluted      17,711,086             1      5,796,191             1
                        ============  ============   ============  ============

The accompanying notes are an integral part of the consolidated
financial statements.                                                        F2

                        METRO ONE DEVELOPMENT, INC.
                Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine months ended April 30, 2009
                              (Unaudited)

                                                                               Accumulated
                                                                   Additional     Other                      Total
                     Preferred Stock           Common Stock         Paid-in   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  -----------   -----------   -----------

Balance,
 July 31, 2008    229,134     2,291           657           --     21,812,787      562,341   (28,163,369)   (5,785,950)

Issuance of
 common stock
  for services         --        --        73,412            7         87,503           --            --        87,510

Conversion of
 preferred stock
  into common
  stock          (229,134)   (2,291)   22,413,900        2,241             50           --            --            --

Issuance of
 common stock
  as principal
   payment on
    notes payable      --        --         8,000            1          3,049           --            --         3,050

Dividend accrued
 preferred stock,
  Series B             --        --            --           --             --           --      (135,000)     (135,000)

Foreign currency
  translation          --        --            --           --             --      809,356            --       809,356

Net loss               --        --            --           --             --           --      (404,879)     (404,879)
                ---------   -------   -----------   -----------  ------------  -----------  ------------   -----------
Balance,
 April 30 2009         --   $    --    22,495,969       $2,249   $ 21,903,389  $ 1,371,697  $(28,703,248)  $(5,425,913)
                =========   =======   ===========   ===========  ============  ===========  ============   ===========


The accompanying notes are an integral part of the consolidated
financial statements.                                                        F3

                         METRO ONE DEVELOPMENT, INC.
              Consolidated Statements of Cash Flows (Unaudited)



                                                        For the nine months
                                                          ended April 30,
                                                          2009         2008
                                                       (unaudited)  (unaudited)
                                                     ------------  ------------


Cash flows from operating activities:
        Net loss                                     $  (404,879)  $(4,678,750)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
           Stock-based compensation                       87,510     3,381,227
           Financing cost related to convertible debt         --       917,765
           Depreciation and amortization                      --       116,243
           Interest earned on Due from Vital Products         --      (221,262)
           Impairment on goodwill                             --     2,042,274
           Gain on sale of fixed assets                       --        (4,548)
           Gain on sale of assets from
             discontinued operations                          --    (1,494,919)
           Consulting expense paid with Vital Products,
             Inc. stock                                1,782,452            --
           Gain on recovery of previously written-off
             receivable                               (2,085,750)           --
        Changes in operating assets and liabilities:
           Change in accounts receivable                      --     3,817,473
           Change in inventory                                --       159,697
           Change in prepaid expenses                         --        32,334
           Change in due from Vital Products                  --            --
           Change in income tax receivable                    --            --
           Change in accounts payable and accrued
             expenses                                    407,341       196,171
                                                     ------------  ------------
             Net cash (used in) provided by
                operating activities                    (213,326)    4,263,705
                                                     ------------  ------------
Cash flows from investing activities:
        Advances to Vital Products                            --        (8,102)
        Purchase of property and equipment                    --        (8,111)
                                                     ------------  ------------
          Net cash used in investing activities               --       (16,213)
                                                     ------------  ------------
Cash flows from financing activities:
        Payments on long term debt                       (88,705)  (18,481,113)
        Payment on notes payable                              --      (174,123)
        Proceeds from related party loan                  89,465            --
        Proceeds from long term debt                          --    14,256,093
        Repayment of bank overdraft                      (16,395)           --
        Dividend paid on preferred stock                      --      (135,000)
                                                     ------------  ------------
          Net cash used in financing activities          (15,635)   (4,534,143)
                                                     ------------  ------------
Effect of foreign currency exchange                      228,992      (521,112)
                                                     ------------  ------------
Net change in cash                                            31      (807,763)
Cash, beginning of period                                     --       882,131
                                                     ------------  ------------
Cash, end of period                                  $        31   $    74,368
                                                     ============  ============

The accompanying notes are an integral part of the consolidated
financial statements.                                                        F4

METRO ONE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009 AND 2008


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has assets totaling $32, liabilities totaling $4,425,945, and net losses for the nine months ended April 30, 2009 totaling $539,879.
The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Financial statement items subject to significant management judgment include the valuation of due from Vital Products, Inc. and goodwill, as well as income taxes and loss contingencies. Actual results could differ from those estimates.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Metro One Development, Inc. and its wholly-owned subsidiary, On The Go Technologies, Inc. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

                                                                             F7

New accounting pronouncements

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards for the accounting for and the disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption of SFAS 165 to impact the Company's results of operations, financial position or cash flows.

In July 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards Codification" ("SFAS 168"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Therefore, beginning with the 10Q filing for September 30, 2009, all references made by the Company to GAAP in the consolidated financial statements will be the new codification numbering system. The Codification does not change or alter existing GAAP and therefore, is not expected to have any impact on the Company's consolidated financial statements.

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

On February 19, 2009, the Company converted 224,134 of preferred stock owned by the Company's President into 22,413,400 shares of common stock.

During the three months ended April 30, 2009, there were no new stock options or warrants granted.

                                                                             F8

4. GAIN ON RECOVERY OF PREVIOUSLY WRITTEN-OFF RECEIVABLE

During the nine months ended April 30, 2009, the Company received 78,000,000 of shares of Vital Products, Inc. with a total fair value of $2,085,750 as settlement for amounts due from Vital Products, Inc., which were previously written-off during the year ended July 31, 2008. As a result, the Company has recorded a gain for the fair value of these shares totaling $2,085,750. The gross amount due from Vital Products, Inc. as of April 30, 2009 is $235,310 (July 31, 2008 - $2,058,293).

During the same nine months ended April 30, 2009, the Company distributed the 78,000,000 shares of Vital Products, Inc. to satisfy $303,430 of accrued expenses and $1,782,452 of consulting expenses incurred during this period.


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

The following is a summary of the results of discontinued operations in the consolidated statements of operations:

        Three and nine months ended April 30, 2008

        Net sales                       $ 2,270,117   $13,629,971
        Cost of sales                     1,683,316    10,867,103
                                        -----------   -----------
                                            586,801     2,762,868
        Operating expenses                1,921,338     6,471,879
                                        -----------   -----------
        Income (loss) from
          discontinued operations       $(1,334,537)  $(3,709,011)
                                        ===========   ===========
                                                                             F9

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for impairment of long-term assets, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008.

Revenues

We did not generate any revenues from sales for the nine months ended April 30, 2009 due to the sale of our value-added reseller business to FTS Group.

Cost of Sales

We did not incur any cost of revenues for the period ended April 30, 2009 due to the sale of our value-added reseller business to FTS Group.

Gross Profit

Our gross profit for the nine months ended April 30, 2009 and the three months ended April 30, 2009 totaled $0.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses increased to $2,490,629 for the nine months ended April 30, 2009, up from $1,036,390 for the nine months ended April 30, 2008. With the sale of our value-added reseller business to FTS Group, we changed our business focus to that of a custom builder and property developer. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model.

Interest and Financing Expense

Interest and financing expense was $0 for the nine months ended April 30, 2009, compared to $1,669,759 for the nine months ended April 30, 2008. The decrease in the nine months ended April 30, 2009 compared to the nine months ended April 30, 2008 is primarily the result of no new promissory notes.

Net loss

Our net loss of $404,879 for the nine months ended April 30, 2009, compared to a net loss of $4,678,750 for the nine months ended April 30, 2008, was attributable to a gain on a previously written-off receivable.

Liquidity and Capital Resources

As of April 30, 2009, we had current assets of $32 and current liabilities of $4,425,945, resulting in a working capital deficit of $(4,425,913).

For the nine months ended April 30, 2009, we had cash used in operations in the amount of $213,326, as compared to cash provided by operations in the amount of $4,263,705 for the nine months ended April 30, 2008. The decrease in the cash provided is due to the change in our business model after the sale of our value-added reseller business to FTS Group.

For the nine months ended April 30, 2009, cash used in investing activities was $0, as compared to $16,213 for the nine months ended
April 30, 2008. The decrease in cash used in investing activities is primarily related to a decrease in purchased property and equipment during the period ended April 30, 2009, as compared to the prior year.

For the nine months ended April 30, 2009, cash used in financing activities was $15,635 as compared to cash used in financing activities of $4,534,143 for the nine months ended April 30, 2008. The primary source of financing for the nine months ended April 30, 2009 has been proceeds from a related party.

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

As of April 30, 2009, the balance for the Revolving Note totaled $819,315.

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

On March 5, 2008, we agreed to amend the terms of the Note. Pursuant to the terms of the amended Note, payments made by us in satisfaction of the Note will be in shares of our common stock, which we will issue to Dutchess on the tenth calendar day of each month until our obligations under the Note have been satisfied in full. Each payment will be convertible at 80% of the lowest closing best bid prices of our common stock for the 10 trading days prior to the payment due date. The maturity date of the Note remains the same. As of April 30, 2009, the Note was paid out.


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

We have, in the past, issued our common stock to employees and consultants to cover a portion of their compensation. As of August 17, 2009, the closing price of our common stock, as quoted on the Pink Sheets, was $0.23. Due to the price of our common stock, we must issue a substantial number of shares to provide adequate compensation to employees and consultants. Due to our limited capital resources, we anticipate continuing to issue common stock to compensate employees and consultants. Our issuances of common stock will dilute the stockholders of our common stock and will likely cause our stock price to decline further. As a result, we determined that it would be in the best interests of our Company and our stockholders to implement a reverse split of our common stock in order to have sufficient stock to use for compensation purposes or to raise capital. Our previous reverse stock splits have resulted in a decline in our stock price and we believe our stock price will likely decline again, particularly if we have not yet implemented our new business model.

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


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the quarter ended April 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.


ITEM 4T. CONTROLS AND PROCEDURES.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                                       8

                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 23, 2006, Frank Abate, Elaine Abate, John Abate and Gerhard Schmid filed a Statement of Claim in Ontario Superior Court against On The Go Healthcare, Inc. for alleged damages for breach of contract in the amount of $281,522 and damages for wrongful dismissal of Frank Abate and John Abate. We have paid severance pay for Frank Abate and John Abate's termination and we believe the plaintiffs' entire claim is frivolous. We cannot predict the outcome of such allegations; however, we intend to vigorously defend against the plaintiffs' claim. We have accrued $100,000 as at April 30, 2009.

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

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $461,097 as at April 30, 2009.

On July 15, 2008, EqualLogic Inc. filed a motion against us under our previous trade name in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. We have accrued $658,464 as at April 30, 2009.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 relating to product we purchased in the beginning of March 2008 and product purchased by another company. We have accrued $85,567 as at April 30, 2009.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 relating to product we purchased in 2006. We have accrued $37,771 as at April 30, 2009.


On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $329,998 as at April 30, 2009.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to products we purchased on October 24, 2007 and December 20, 2007. We have accrued $192,834 as at April 30, 2009.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 relating to products we purchased in March 2008. We have accrued $124,333 as at April 30, 2009.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under a previous trade name that had been used before selling it to a third party. We have accrued $54,776 as at April 30, 2009.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 relating to products we purchased November 20, 2006. We have accrued $189,134 as at April 30, 2009.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-KSB for the fiscal year ended July 31, 2008.


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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of April 30, 2009, we are in default with respect to indebtedness described above including indebtedness to Laurus Master Fund, Ltd.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended April 30, 2009, we did not submit any matters to a vote of security holders. On November 19, 2008, a majority of the Company's stockholders representing 86% of the outstanding votes of the Company acted by written consent to approve a 1 for 1,000 reverse stock split.


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

                                             METRO ONE DEVELOPMENT, INC.



Dated: August 19, 2009                      By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: August 19, 2009                     By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer