Form 10-Q/A
period 2008-10-31
METRO ONE DEVELOPMENT, INC
filed 2010-03-15
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB/A


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


           125 Avenida Mesita, San Clemente, California 92673
                  (Address of principal executive offices)

                               (949) 682-7891
                           (Issuer's telephone number)

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

As of March 15, 2010 the Issuer had 22,495,969 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        METRO ONE DEVELOPMENT, INC.
                      QUARTERLY REPORT ON FORM 10-QSB/A
                   FOR THE QUARTER ENDED OCTOBER 31, 2008



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:  Index.........................................3

         Balance Sheets as of October 31, 2008 (Unaudited)
           and July 31, 2008.................................................F1

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




         Notes to Financial Statements (Unaudited).....................F5 - F14


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

Item 3 - Defaults Upon Senior Securities.....................................11

Item 4 - Submission of Matters to a Vote of Security Holders.................11

Item 5 - Other Information ..................................................11

Item 6 - Exhibits............................................................11

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                          METRO ONE DEVELOPMENT, INC.

                             Financial Statements

             Three Months Ended October 31, 2008 and 2007 (Unaudited)

Contents


Financial Statements:

        Balance Sheets as of October 31, 2008 (Unaudited)
          and July 31, 2008..................................................F1

        Statements of Operations for the Three Months
          Ended October 31, 2008 and 2007 (Unaudited)........................F2

        Statement of Changes in Stockholders' Equity
          For the Three Months Ended October 31, 2008 (Unaudited)............F3

        Statements of Cash Flows for the Three Months Ended
          October 31, 2008 and 2007 (Unaudited)..............................F4


        Notes to Financial Statements (Unaudited)......................F5 - F14

                           METRO ONE DEVELOPMENT, INC.
                                 BALANCE SHEETS
                       OCTOBER 31, 2008 AND JULY 31, 2008

                                                     (Restated -
                                                          Note 7)
                                                     October 31,      July 31,
                                                            2008        2008
                                                      (Unaudited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $     2,253   $        --
        Due from Vital Products, Inc.                          1             1
                                                     ------------  ------------
                Total current assets                       2,254             1
                                                     ------------  ------------
Total assets                                         $     2,254   $         1
                                                     ============  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Bank overdraft                               $    21,289   $    16,395
        Accounts payable and accrued expenses          3,274,112     3,693,578
        Loans payable to related party                   150,357       158,844
        Current portion of long-term debts, net          918,651       917,134
                                                     ------------  ------------
                Total current liabilities              4,364,409     4,785,951

Long-term debts, net                                          --            --
                                                     ------------  ------------
Total liabilities                                      4,364,409     4,785,951
                                                     ------------  ------------
Conditionally redeemable convertible
  preferred stock; Series B 1.5%
    convertible preferred stock                        1,000,000     1,000,000
                                                     ------------  ------------
Stockholders' deficit
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            224,134 and 229,134 issued
             and outstanding, respectively                 2,241         2,291

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            56,658 and 657 issued and
              outstanding, respectively                        6             0

        Additional paid-in capital                    21,866,731    21,812,787
        Accumulated other comprehensive income         1,358,160       562,341
        Accumulated deficit                          (28,589,293)  (28,163,369)
                                                     ------------  ------------
                Total stockholders' deficit           (5,362,155)   (5,785,950)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $     2,254   $         1
                                                     ============  ============


The accompanying notes are an integral part of the financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
                   Statements of Operations (Unaudited)

                                                     (Restated -
                                                          Note 7)
                                                        For the three months
                                                          ended October 31,
                                                          2008         2007
                                                     ------------  ------------

Sales                                                $        --   $        --
Cost of revenues                                              --            --
                                                     ------------  ------------
        Gross profit                                          --            --
                                                     ------------  ------------
Operating expenses
        Selling, general and administrative              444,764       509,944
                                                     ------------  ------------
          Total operating expenses                       444,764       509,944
                                                     ------------  ------------
        Loss from continuing operations               (  444,764)     (509,944)

Other income (expense)
        Gain on recovery of previously
          written-off receivable                          63,840            --
        Interest and financing expense                        --      (553,677)
        Interest income                                       --        74,301
                                                     ------------  ------------
          Total other income (expense)                    63,840      (479,376)
                                                     ------------  ------------
Loss before provision for income taxes                  (380,924)     (989,320)

Provision for income taxes                                    --            --
                                                     ------------  ------------
Net loss from continuing operations                     (380,924)     (989,320)
Net loss from discontinued operations                         --    (1,866,330)
                                                     ------------  ------------
Net loss                                             $  (380,924)  $(2,855,650)
                                                     ============  ============
Earnings per share computation:
  Net loss from continuing operations per
    common share                                     $    (20.64)  $  (989,320)
                                                     ============  ============
  Net loss from discontinued operations
    per common share                                 $        --   $(1,866,330)
                                                     ============  ============
  Net loss per common share                          $    (20.64)  $(2,855,650)
                                                     ============  ============
Weighted average common shares outstanding -
  basic and diluted                                       18,455             1
                                                     ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F2

                        METRO ONE DEVELOPMENT, INC.
                Statement of Changes in Stockholders' Equity
                  For the Three Months ended October 31, 2008
                              (Unaudited)

                                                                               Accumulated   (Restated -
                                                                   Additional     Other        Note 7)        Total
                    Preferred Stock            Common Stock         Paid-in   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  -----------   -----------   -----------

Balance,
 July 31, 2008    229,134     2,291           657           --     21,812,787      562,341   (28,163,369)   (5,785,950)

Issuance of
 common stock
  for services         --        --        47,501            5         50,845           --            --        50,850

Conversion of
 preferred stock
  into common
  stock            (5,000)      (50)          500            -             50           --            --            --

Issuance of
 common stock
  as principal
   payment on
    notes payable      --        --         8,000            1          3,049           --            --         3,050

Dividends paid
 preferred stock,
  Series B             --        --            --           --             --           --       (45,000)      (45,000)

Foreign currency
  translation          --        --            --           --             --      795,819            --       795,819

Net loss               --        --            --           --             --           --      (380,924)     (380,924)
                ---------   -------   -----------   -----------  ------------  -----------  ------------   -----------
Balance,
 October 31, 2008 224,134   $ 2,241        56,658         $  6   $ 21,866,731  $ 1,358,160  $(28,589,293)  $(5,362,155)
                =========   =======   ===========   ===========  ============  ===========  ============   ===========


See Accompanying Notes to Financial Statements

                                                                            F3

                         METRO ONE DEVELOPMENT, INC.
                     Statements of Cash Flows (Unaudited)

                                                      (Restated -
                                                          Note 7)
                                                       For the three months
                                                          ended October 31,
                                                          2008         2007
                                                      (unaudited)   (unaudited)
                                                     ------------  ------------


Cash flows from operating activities:
        Net loss                                     $  (380,924)  $(2,855,650)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
           Stock-based compensation                       50,850       442,157
           Financing cost related to convertible debt         --       467,735
           Depreciation and amortization                      --        38,533
           Interest earned on Due from Vital Products         --       (73,592)
           Impairment on assets                               --     2,042,274
        Changes in operating assets and liabilities:
           Change in accounts receivable                      --       545,092
           Change in inventory                                --       (39,241)
           Change in prepaid expenses                         --        13,936
           Change in due from Vital Products                  --        (3,118)
           Change in income tax receivable                    --          (722)
           Change in accounts payable and accrued
             expenses                                   (419,466)      (92,161)
                                                     ------------  ------------
             Net cash provided by (used in)
                operating activities                    (749,540)      485,243
                                                     ------------  ------------
Cash flows from investing activities:
          Purchase of property and equipment                  --        (1,207)
                                                     ------------  ------------
          Net cash used in investing activities               --        (1,207)
                                                     ------------  ------------
Cash flows from financing activities:
        Payments on long term debt                            --    (6,211,315)
        Proceeds from related party loan                  (8,487)           --
        Proceeds from long term debt                          --     5,349,620
        Advance on bank overdraft                          4,894            --
        Dividend paid on preferred stock                 (45,000)      (45,000)
                                                     ------------  ------------
          Net cash used in by financing activities       (48,593)     (906,695)
                                                     ------------  ------------
Effect of foreign currency exchange                      800,386       516,116
                                                     ------------  ------------
Net change in cash                                         2,253        93,457
Cash, beginning of period                                     --       882,131
                                                     ------------  ------------
Cash, end of period                                  $     2,253   $   975,588
                                                     ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F4

METRO ONE DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007


1. BASIS OF PRESENTATION AND HISTORY OF THE COMPANY

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended July 31, 2008 of Metro One Development, Inc. (the "Company").

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has assets totaling $2,254, liabilities totalling $4,364,409 and net losses for the three months ended October 31, 2008 totaling $380,924.
The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Financial statement items subject to significant management judgment include the allowance for doubtful accounts, the valuation of inventory, the valuation of due from Vital Products, Inc. and goodwill, as well as income taxes and loss contingencies. Actual results could differ from those estimates.

Principles of consolidation - The accompanying financial statements include the accounts of Metro One Development, Inc. and its wholly-owned subsidiaries, The International Mount Company, 1637033 Ontario Limited, Helios/Oceana Ltd., Infinity Technologies Inc., 2film Corporation and Island Corporation. The accompanying financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation. During May 2006, the Company amalgamated all the subsidiaries listed above into On The Go Technologies, Inc. and dissolved all other subsidiaries.

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

Recent Accounting Pronouncements

In January 2008, Staff Accounting Bulletin ("SAB") 110, "Share-Based Payment" was issued (codified within ASC 225 ?Income Statement). Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payment". The adoption of SAB 110 did not have any material effect on the financial position and results of operations of the Company.

                                                                             F7

In May 2008, the FASB issued Staff Position (-FSP) APB 14-1, -Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements) (codified within ASC 470 -Debt). This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of APB 14-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, -Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified within ASC 260 -Earnings Per Share). Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the -two-class method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, -Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (-EITF No. 07-05) (codified within ASC 815 -Derivatives and Hedging). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on August 1, 2009. Early adoption for an existing instrument is not permitted. The adoption of EITF Issue No. 07-05 is not expected to have any material impact on our financial position, results of operations or cash flows.

In February 2007 the FASB issued SFAS 159, -The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (codified within ASC 825 -Financial Instruments). The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.
The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company will adopt this pronouncement for its fiscal year beginning August 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard (-SFAS) No. 157, -Fair Value Measurements (-SFAS 157) (codified within
ASC 820). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures;

                                                                             F8
however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning August 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP)
FAS 157-2 (codified within ASC 820)., Effective Date of FASB Statement
No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
In October 2008, the FASB issued FSP FAS 157-3 (codified within ASC 820)., Determining the Fair Value of a Financial Asset When the Market for That
Asset is Not Active, to clarify the application of SFAS 157 in a market that is not active and provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.


In December 2007, the FASB issued SFAS No. 141(R), - Business Combinations, (SFAS 141(R)) (codified under ASC 805, - Business Combinations). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, - Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS 161) (codified within ASC 815 - Derivatives and Hedging). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have any material impact on our financial position, results of operations or cash flows.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1,
- Amendments to the Impairment Guidance of EITF Issue No. 99-20 (codified within ASC 325 -Investments). This FSP amends the impairment guidance in EITF Issue No. 99-20, - Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to
Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. Additionally, the FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 -Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of EITF 99-20-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, - Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) (codified within ASC 320 - Investments - Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                                                             F9

In April 2009, the FASB issued FSP FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (codified within ASC 820 - Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively.
The adoption of FSP FAS 157 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, - Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and
APB 28-1) (codified within ASC 825 - Financial Instruments). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP
FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 are not expected to have any material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, - Subsequent Events (SFAS 165) (codified within ASC 855 - Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, - Accounting for Transfers of Financial Assets (SFAS 166) (codified within ASC 860 -Transfers and Servicing) .. SFAS 166 amends the derecognition guidance in SFAS No. 140, - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, -Amendments to FASB Interpretation No. 46(R) (SFAS 167) (codified within ASC 810 -Consolidation). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R) .. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                                                            F10

In June 2009, the FASB issued SFAS No. 168, - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 168) (codified within ASC 105 - Generally Accepted Accounting Principles). SFAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB's Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have any material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05,
- Measuring Liabilities at Fair Value (ASU 2009-05) (codified within ASC 820
- Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of ASU 2009-05 is not expected to have any material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-12, - Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)
(ASU 2009-12) (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2009-12 amends the input classification guidance under ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 is not expected to have any material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 is not expected to have any material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. Management should dislose that they are evaluating the impact of the future adoption of this standard or if already determined disclose the impact.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of ASU 2009-16 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                                                            F11

In December 2009, the FASB issued ASU 2009-17, - Consolidations (Topic 810)
- Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. The adoption of ASU 2009-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-01, - Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, - Consolidation (Topic 810)
- Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, -Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of ASU 2010-06 is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, - Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
(ASU 2010-11) (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

3. STOCKHOLDERS' EQUITY

On August 15, 2008, the Company's common stock was adjusted to take into account a 1,000-to-1 reverse stock split. The Company's common stock has been adjusted on a retroactive basis; accordingly, all previous balances have been adjusted for this reverse stock split.

During the three months ended October 31, 2008, there were no new stock options or warrants granted.

                                                                            F12

4. GAIN ON RECOVERY OF PREVIOUSLY WRITTEN-OFF RECEIVABLE

During the three months ended October 31, 2008, the Company received 15,200,000 of shares of Vital Product, Inc. with a total fair value of $63,840 as settlement for amounts due from Vital Products, Inc., which were previously written-off during the year ended July 31, 2008. As a result, the Company has recorded a gain for the fair value of these shares totaling $63,840. During the same three months ended October 31, 2008, the Company distributed the 15,200,000 shares of Vital Products, Inc. to pay $63,840 of consulting expenses incurred during this period.


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

The sale of the Company's value added reseller business operations has been accounted for as discontinued operations in the financial statements for the periods presented herein, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets."

The following is a summary of the results of discontinued operations in the statements of operations:

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


                                                                            F13

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


7. RESTATEMENT

The balance sheet as of October 31, 2008 and statement of operations for the three months ended October 31, 2008 included herein were restated to reflect the effect of changes to the original accounting for the distribution of Vital Products Inc. common stock ("Vital Stock") for goods and services received by the Company. The original accounting measured the value of the goods and services based on the closing price of Vital Stock on the date granted. Vital Stock for the three month period October 31, 2008 was thinly traded and illiquid as evidenced by low trading volume and wide bid ask spreads and, as such, is not a reliably measure of fair value. Accordingly, the distribution of Vital Stock has been re-measured in these restated financial statements based on the value of goods and services received. In addition, the distribution of Vital Stock, in error, was recorded as a payment against outstanding liabilities at October 31, 2008 and has been reallocated to operating expenses.

The effect of these changes impacted the balance sheet and statement of operations from August 2008 through April 2009. These changes do not impact the cash flows of the Company. The balance sheet as of October 31, 2008 and statement of operations for the three months ended October 31, 2008 has been restated as summarized below:

                                          As
                                          Previously                As
                                          Reported      Adjustment  Restated

Balance Sheet as of October 31, 2008
Accounts payable and accrued liabilities  $3,021,800   $   252,312  $3,274,112

Statement of Operations for the three
months ended October 31, 2008
Operating expenses
     Selling, general and administrative $ 1,838,612 $(1,393,848) $ 444,764 Other income
     Gain on recovery of previously
             written-off receivable       $ 1,710,000  $(1,646,160) $   63,840
Net loss                                  $  (128,612) $  (252,312) $ (380,924)
Net loss per common share                    $  (6.97) $    (13.67) $   (20.64)


                                                                            F14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-KSB for the year ended July 31, 2008.

Subsequent to the issuance of its financial statements for the fiscal quarter ended October 31, 2008, the Company identified an error in the accounting for the distribution of Vital Products Inc. common stock ("Vital Stock") for goods and services received by the Company. The original accounting measured the value of the goods and services based on the closing price of Vital Stock on the date granted. Vital Stock for the three month period October 31, 2008 was thinly traded and illiquid as evidenced by low trading volume and wide bid ask spreads and, as such, is not a reliably measure of fair value. Accordingly, the distribution of Vital Stock has been re-measured in these restated financial statements based on the value of goods and services received. In addition, the distribution of Vital Stock, in error, was recorded as a payment against outstanding liabilities at October 31, 2008 and has been reallocated to operating expenses. The effect of the restatement is described in Note 7 of the Notes to Financial Statements under Part I,
Item 1, Financial Statements. The following management's discussion and analysis gives effect to the restatement.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, impairment of long-term assets, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

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

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased to $444,764 for the three months ended October 31, 2008, from $509,944 for the three months ended October 31, 2007. With the sale of our value-added reseller business to FTS Group, we changed our business focus to that of a custom builder and property developer. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model.

Interest and Financing Expense

Interest and financing expense was $0 for the three months ended October 31, 2008, compared to $553,677 for the three months ended October 31, 2007. The decrease in the three months ended October 31, 2008 compared to the three months ended October 31, 2007 is primarily the result of no new promissory notes.
Net loss

Our net loss of $380,924 for the three months ended October 31, 2008, compared to a net loss of $2,855,650 for the three months ended October 31, 2007, was attributable to a gain on a previously written-off receivable.

Liquidity and Capital Resources

As of October 31, 2008, we had current assets of $2,254 and current liabilities of $4,364,409, resulting in a working capital deficit of $(4,362,155).

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


ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934
(i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

                                             METRO ONE DEVELOPMENT, INC.



Dated: March 15, 2010                        By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: March 15, 2010                        By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer