Form 10-Q/A
period 2009-01-31
METRO ONE DEVELOPMENT, INC
filed 2010-03-15
CIK 1126302

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

                        METRO ONE DEVELOPMENT, INC.
                      QUARTERLY REPORT ON FORM 10-QSB/A
                    FOR THE QUARTER ENDED JANUARY 31, 2009



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:  Index.........................................3

         Balance Sheets as of January 31, 2009 (Unaudited)
           and July 31, 2008.................................................F1

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




         Notes to Financial Statements (Unaudited).....................F5 - F15


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

Item 3 - Defaults Upon Senior Securities.....................................11

Item 4 - Submission of Matters to a Vote of Security Holders.................11

Item 5 - Other Information ..................................................11

Item 6 - Exhibits............................................................11

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         METRO ONE DEVELOPMENT, INC.

                            Financial Statements

             Six Months Ended January 31, 2009 and 2008 (Unaudited)

Contents


Financial Statements:

        Balance Sheets as of January 31, 2009 (Unaudited)
          and July 31, 2008..................................................F1

        Statements of Operations for the Three and Six Months
          Ended January 31, 2009 and 2008 (Unaudited)........................F2

        Statement of Changes in Stockholders' Equity
          For the Six Months Ended January 31, 2009 (Unaudited)..............F3

        Statements of Cash Flows for the Six Months Ended
          January 31, 2009 and 2008 (Unaudited)..............................F4


        Notes to Financial Statements (Unaudited)......................F5 - F15

                           METRO ONE DEVELOPMENT, INC.
                                 BALANCE SHEETS
                       JANUARY 31, 2009 AND JULY 31, 2008

                                                     (Restated -
                                                          Note 7)
                                                     January 31,       July 31,
                                                            2009           2008
                                                      (Unaudited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        20   $        --
        Due from Vital Products, Inc.                          1             1
                                                     ------------  ------------
                Total current assets                          21             1
                                                     ------------  ------------
Total assets                                         $        21   $         1
                                                     ============  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Bank overdraft                               $        --   $    16,395
        Accounts payable and accrued expenses          3,428,634     3,693,578
        Loans payable to related party                   221,937       158,844
        Current portion of long-term debts, net          828,429       917,134
                                                     ------------  ------------
                Total current liabilities              4,479,000     4,785,951

Long-term debts, net                                          --            --
                                                     ------------  ------------
Total liabilities                                      4,479,000     4,785,951
                                                     ------------  ------------
Conditionally redeemable convertible
  preferred stock; Series B 1.5%                       1,000,000     1,000,000
                                                     ------------  ------------
Stockholders' deficit
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            224,134 and 229,134 issued
             and outstanding, respectively                 2,241         2,291

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            80,658 and 657 issued and
              outstanding, respectively                        8             -

        Additional paid-in capital                    21,903,389    21,812,787
        Accumulated other comprehensive income         1,415,002       562,341
        Accumulated deficit                          (28,799,619)  (28,163,369)
                                                     ------------  ------------
                Total stockholders' deficit           (5,478,979)   (5,785,950)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        21   $         1
                                                     ============  ============


The accompanying notes are an integral part of the financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
                    Statements of Operations (Unaudited)

                       (Restated -                   (Restated -
                            Note 7)                       Note 7)
                           For the three months          For the six months
                            ended January 31,             ended January 31,
                            2009         2008             2009         2008
                        ------------  ------------  ------------  ------------

Sales                   $        --   $         --   $        --   $        --
Cost of revenues                 --             --            --            --
                        ------------  ------------  ------------  ------------
     Gross profit                --             --            --            --
                        ------------  ------------  ------------  ------------
Operating expenses
     Selling, general
       and administrative    232,166       749,489       676,930     1,259,433
                        ------------  ------------  ------------  ------------
       Total operating
         expenses            232,166       749,489       676,930     1,259,433
                        ------------  ------------  ------------  ------------
     Loss from
       continuing
       operations           (232,166)     (749,489)   (  676,930)   (1,259,433)

Other income (expense)
     Gain on recovery of
       previously written-off
       receivable             66,840            --       130,680            --
     Interest and financing
       expense                    --      (574,085)           --    (1,127,762)
     Interest income              --        77,606            --       151,907
                        ------------  ------------  ------------  ------------
       Total other
         income (expense)     66,840      (496,479)      130,680      (975,855)
                        ------------  ------------  ------------  ------------
Loss before provision
  for income taxes          (165,326)   (1,245,968)     (546,250)   (2,235,288)

Provision for income taxes        --            --            --            --
                        ------------  ------------  ------------  ------------
Net income (loss) from
  continuing operations     (165,326)   (1,245,968)     (546,250)   (2,235,288)
Net income (loss) from
  discontinued operations         --        54,501            --    (1,811,829)
                        ------------  ------------   ------------  ------------
Net loss                 $  (165,326)  $(1,191,467)  $  (546,250)  $(4,047,117)
Preferred stock dividend      45,000        90,000        90,000        90,000
                        ------------  ------------   ------------  ------------

Net loss attributable to
  Common Stockholders   $   (210,326)  $(1,281,467)  $  (636,250)  $(4,137,117)
                        ============  ============   ============  ============
Earnings per share computation:
  Loss from
    continuing operations
before discontinued
operations
attributable to
common
stockholders             $     (4.28) $ (22,266.13)  $     (7.97)  $(70,463.27)
                        ============  ============   ============  ============
  Income (loss) from
discontinued
operations               $        --  $     908.35   $        --   $(54,903.91)
                        ============  ============   ============  ============
  Net loss
attributable to
common
stockholders             $     (4.28) $ (21,357.78)  $     (7.97) $(125,367.18)
                        ============  ============   ============  ============
Weighted average common
  shares outstanding -
  basic and diluted           49,165            60         79,875            33
                        ============  ============   ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F2

                        METRO ONE DEVELOPMENT, INC.
                Statement of Changes in Stockholders' Equity
                  For the Six months ended January 31, 2009
                              (Unaudited)

                                                                              Accumulated  (Restated -
                                                                   Additional     Other         Note 7)       Total
                     Preferred Stock           Common Stock         Paid-in   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  -----------   -----------   -----------

Balance,
 July 31, 2008    229,134     2,291           657           --     21,812,787      562,341   (28,163,369)   (5,785,950)

Issuance of
 common stock
  for services         --        --        71,501            7         87,503           --            --        87,510

Conversion of
 preferred stock
  into common
  stock            (5,000)      (50)          500           --             50           --            --            --



Issuance of
 common stock
  as principal
   payment on
    notes payable      --        --         8,000            1          3,049           --            --         3,050

Dividend accrued
 preferred stock,
  Series B             --        --            --           --             --           --       (90,000)      (90,000)

Foreign currency
  translation          --        --            --           --             --      852,661            --       852,661

Net loss               --        --            --           --             --           --      (546,250)     (546,250)
                ---------   -------   -----------   -----------  ------------  -----------  ------------   -----------
Balance,
 January 31 2009  224,134   $ 2,241        80,658         $  8   $ 21,903,389  $ 1,415,002  $(28,799,619)  $(5,478,979)
                =========   =======   ===========   ===========  ============  ===========  ============   ===========


See Accompanying Notes to Financial Statements

                                                                            F3

                         METRO ONE DEVELOPMENT, INC.
                     Statements of Cash Flows (Unaudited)

                                                      (Restated -
                                                           Note 7)
                                                        For the six months
                                                          ended January 31,
                                                          2009         2008
                                                       (unaudited)  (unaudited)
                                                     ------------  ------------


Cash flows from operating activities:
        Net loss                                     $  (546,250)  $(4,047,117)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
           Stock-based compensation                       87,510     2,646,070
           Financing cost related to convertible debt         --       935,469
           Depreciation and amortization                      --        77,467
           Interest earned on Due from Vital Products         --      (128,738)
           Impairment on assets                               --     2,042,274
           Loss on sale of fixed assets                       --         3,730
        Changes in operating assets and liabilities:
           Change in accounts receivable                      --      (663,781)
           Change in inventory                                --        37,092
           Change in prepaid expenses                         --       (68,480)
           Change in due from Vital Products                  --        (3,118)
           Change in income tax receivable                    --          (351)
           Change in accounts payable and accrued
             expenses                                    209,853       (62,042)
                                                     ------------  ------------
             Net cash (used in) provided by
                operating activities                    (248,887)      768,475
                                                     ------------  ------------
Cash flows from investing activities:
        Purchase of property and equipment                    --        (7,874)
                                                     ------------  ------------
          Net cash used in investing activities               --        (7,874)
                                                     ------------  ------------
Cash flows from financing activities:
        Payments on long term debt                       (88,705)  (12,229,456)
        Payment on notes payable                              --      (174,123)
        Proceeds from related party loan                  63,093            --
        Proceeds from long term debt                          --    11,798,507
        Advance on bank overdraft                        (16,395)           --
        Dividend paid on preferred stock                      --       (90,000)
                                                     ------------  ------------
          Net cash used in by financing activities       (42,007)     (695,072)
                                                     ------------  ------------
Effect of foreign currency exchange                      290,914      (749,974)
                                                     ------------  ------------
Net change in cash                                            20      (684,445)
Cash, beginning of period                                     --       882,131
                                                     ------------  ------------
Cash, end of period                                  $        20   $   197,686
                                                     ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F4

METRO ONE DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008


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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has assets totaling $21, liabilities totaling $4,479,000, and net losses for the six months ended January 31, 2009 totaling $546,250.
The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

In January 2008, Staff Accounting Bulletin ("SAB") 110, "Share-Based Payment" was issued (codified within ASC 225 -Income Statement). Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payment". The adoption of SAB 110 did not have any material effect on the financial position and results of operations of the Company.

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

                                                                             F8

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

In June 2009, the FASB issued SFAS No. 166, - Accounting for Transfers of Financial Assets (SFAS 166) (codified within ASC 860 -Transfers and Servicing). SFAS 166 amends the derecognition guidance in SFAS No. 140, - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                                                            F10

In June 2009, the FASB issued SFAS No. 167, -Amendments to FASB Interpretation No. 46(R) (SFAS 167) (codified within ASC 810 -Consolidation). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation
No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 168) (codified within ASC 105 -Generally Accepted Accounting Principles). SFAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.
In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB's Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have any material impact on our financial position, results of operations or cash flows.

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

                                                                            F11

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

                                                                            F12

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


4. GAIN ON RECOVERY OF PREVIOUSLY WRITTEN-OFF RECEIVABLE

During the six months ended January 31, 2009, the Company received 43,000,000 of shares of Vital Product, Inc. with a total fair value of $130,680 as settlement for amounts due from Vital Products, Inc., which were previously written-off during the year ended July 31, 2008. As a result, the Company has recorded a gain for the fair value of these shares totaling $130,680. During the same six months ended January 31, 2009, the Company distributed the 43,000,000 shares of Vital Products, Inc. to pay $130,680 of consulting expenses incurred during this period.


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

                                                                            F13

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

7. RESTATEMENT

The balance sheet as of January 31, 2009 and statement of operations for the three and six months ended January 31, 2009 included herein were restated to reflect the effect of changes to the original accounting for the distribution of Vital Products Inc. common stock
("Vital Stock") for goods and services received by the Company. The original accounting measured the value of the goods and services based on the closing price of Vital Stock on the date granted. Vital Stock for the six month period January 31, 2009 was thinly traded and illiquid as evidenced by low trading volume and wide bid ask spreads and, as such, is not a reliably measure of fair value. Accordingly, the distribution of Vital Stock has been re-measured in these restated financial statements based on the value of goods and services received. In addition, the distribution of Vital Stock, in error, was recorded as a payment against outstanding liabilities as of January 31, 2008 and was reallocated to operating expenses in the three month period ended October 31, 2008.

The effect of these changes impacted the balance sheet and statement of operations from August 2008 through April 2009. These changes do not impact the cash flows of the Company. The balance sheet as of January 31, 2009 and statement of operations for the three and six months ended January 31, 2009 has been restated as summarized below:

                                                                            F14

                                             As
                                             Previously              As
                                             Reported    Adjustment  Restated

Balance Sheet as of January 31, 2009
Accounts payable and accrued liabilities    $3,176,322 $   252,312  $3,428,634

Statement of Operations for the three
months ended January 31, 2009
Operating expenses
        Selling, general and administrative $ 409,826 $ (177,660) $ 232,166 Other income
        Gain on recovery of previously
          written-off receivable            $  244,500 $  (177,660) $   66,840

Statement of Operations for the six
months ended January 31, 2009
Operating expenses
        Selling, general and administrative $2,248,438 $(1,571,508) $ 676,930 Other income
        Gain on recovery of previously
          written-off receivable            $1,954,500 $ (1,823,820)$  130,680
Net loss attributable to common stockholders $(383,938)$   (252,312)$ (636,250)
Net loss per share attributable to
  common shareholders                       $    (4.81)$      (3.16)$    (7.97)



                                                                            F15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-KSB for the year ended July 31, 2008.

Subsequent to the issuance of its financial statements for the fiscal quarter ended January 31, 2009, the Company identified an error in the accounting for the distribution of Vital Products Inc. common stock ("Vital Stock") for goods and services received by the Company. The original accounting measured the value of the goods and services based on the closing price of Vital Stock on the date granted. Vital Stock for the six month period January 31, 2009 was thinly traded and illiquid as evidenced by low trading volume and wide bid ask spreads and, as such, is not a reliably measure of fair value. Accordingly, the distribution of Vital Stock has been re-measured in these restated financial statements based on the value of goods and services received. In addition, the distribution of Vital Stock, in error, was recorded as a payment against outstanding liabilities at October 31, 2008 and has been reallocated to operating expenses. The effect of the restatement is described in Note 7 of the Notes to Financial Statements under Part I, Item 1, Financial Statements. The following management's discussion and analysis gives effect to the restatement.


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

Gross Profit

Our gross profit for the six months ended January 31, 2009 and the three months ended January 31, 2008 totaled $0.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased to $676,930 for the six months ended January 31, 2009, from $1,259,433 for the six months ended January 31, 2008. With the sale of our value-added reseller business to FTS Group, we changed our business focus to that of a custom builder and property developer. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model.

Interest and Financing Expense

Interest and financing expense was $0 for the six months ended January 31, 2009, compared to $1,127,762 for the six months ended January 31, 2008. The decrease in the six months ended January 31, 2009 compared to the six months ended January 31, 2008 is primarily the result of no new promissory notes.

Net loss

Our net loss of $546,250 for the six months ended January 31, 2009, compared to a net loss of $4,047,117 for the six months ended January 31, 2008, was attributable to a gain on a previously written-off receivable.

Liquidity and Capital Resources

As of January 31, 2009, we had current assets of $21 and current liabilities of $4,479,000, resulting in a working capital deficit of $(4,478,979).

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