Form 10-Q/A
period 2009-04-30
METRO ONE DEVELOPMENT, INC
filed 2010-03-15
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q/A


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

                               (949) 682-7891
          (Registrant's telephone number, including area code)

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

                        METRO ONE DEVELOPMENT, INC.
                      QUARTERLY REPORT ON FORM 10-Q/A
                  FOR THE QUARTER ENDED APRIL 30, 2009



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:  Index.........................................3

         Balance Sheets as of April 30, 2009 (Unaudited)
           and July 31, 2008.................................................F1

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

Item 3 - Defaults Upon Senior Securities.....................................10

Item 4 - Submission of Matters to a Vote of Security Holders.................11

Item 5 - Other Information ..................................................11

Item 6 - Exhibits............................................................11

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                         METRO ONE DEVELOPMENT, INC.

                             Financial Statements

             Nine Months Ended April 30, 2009 and 2008 (Unaudited)

Contents


Financial Statements:

        Balance Sheets as of April 30, 2009 (Unaudited)
          and July 31, 2008..................................................F1

        Statements of Operations for the Three and Nine Months
          Ended April 30, 2009 and 2008 (Unaudited)..........................F2

        Statement of Changes in Stockholders' Equity
          For the Nine Months Ended April 30, 2009 (Unaudited)...............F3

        Statements of Cash Flows for the Nine Months Ended
          April 30, 2009 and 2008 (Unaudited)................................F4


        Notes to Financial Statements (Unaudited)......................F5 - F15

                           METRO ONE DEVELOPMENT, INC.
                                 BALANCE SHEETS
                        APRIL 30, 2009 AND JULY 31, 2008

                                                    (Restated -
                                                         Note 6)
                                                       April 30,       July 31,
                                                            2009           2008
                                                      (Unaudited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        31   $        --
        Due from Vital Products, Inc.                          1             1
                                                     ------------  ------------
                Total current assets                          32             1
                                                     ------------  ------------
Total assets                                         $        32   $         1
                                                     ============  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Bank overdraft                               $        --   $    16,395
        Accounts payable and accrued expenses          3,610,633     3,693,578
        Loans payable to related party                   248,309       158,844
        Current portion of long-term debts, net          819,315       917,134
                                                     ------------  ------------
                Total current liabilities              4,678,257     4,785,951

Long-term debts, net                                          --            --
                                                     ------------  ------------
Total liabilities                                      4,678,257     4,785,951
                                                     ------------  ------------
Conditionally redeemable convertible
  preferred stock; Series B 1.5%
    convertible preferred stock                        1,000,000     1,000,000
                                                     ------------  ------------
Stockholders' deficit
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            0 and 229,134 issued
             and outstanding, respectively                     0         2,291

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            22,495,969 and 657 issued and
              outstanding, respectively                    2,249             0

        Additional paid-in capital                    21,903,389    21,812,787
        Accumulated other comprehensive income         1,371,697       562,341
        Accumulated deficit                          (28,955,560)  (28,163,369)
                                                     ------------  ------------
                Total stockholders' deficit           (5,678,225)   (5,785,950)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        32   $         1
                                                     ============  ============


The accompanying notes are an integral part of the financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
                   Statements of Operations (Unaudited)

                       (Restated -                   (Restated -
                            Note 6)                       Note 6)
                           For the three months          For the nine months
                            ended April 30,               ended April 30,
                            2009         2008             2009         2008
                        ------------  ------------  ------------  ------------

Sales                   $        --   $         --   $        --   $        --
Cost of revenues                 --             --            --            --
                        ------------  ------------  ------------  ------------
     Gross profit                --             --            --            --
                        ------------  ------------  ------------  ------------
Operating expenses
     Selling, general
       and administrative    150,316       343,331       827,246     1,036,390
                        ------------  ------------  ------------  ------------
       Total operating
         expenses            150,316       343,331       827,246     1,036,390
                        ------------  ------------  ------------  ------------
     Loss from
       continuing
       operations           (150,316)     (343,331)   (  827,246)   (1,036,390)

Other income (expense)
     Gain on recovery of
       previously written-off
       receivable             39,375             --      170,055            --
     Interest and financing
       expense                    --      (541,997)           --    (1,669,759)
     Loss on sale of
       Fixed assets               --            --            --        (3,730)
     Other income                 --        16,783            --        16,783
     Interest income              --        76,531            --       228,438
                        ------------  ------------  ------------  ------------
       Total other
         income (expense)     39,375      (448,683)      170,055    (1,428,268)
                        ------------  ------------  ------------  ------------
Loss before provision
  for income taxes          (110,941)     (792,014)     (657,191)   (2,464,658)

Provision for income taxes        --            --            --            --
                        ------------  ------------  ------------  ------------
Net income (loss) from
  continuing operations     (110,941)     (792,014)     (657,191)   (2,464,658)
Gain on sale of assets from
  discontinued operations         --     1,494,919            --     1,494,919
Net income (loss) from
  discontinued operations         --    (1,334,537)           --    (3,709,011)
                        ------------  ------------   ------------  ------------
Net loss                 $  (110,941)  $  (631,632)  $  (657,191)  $(4,678,750)
Preferred stock dividend      45,000        45,000       135,000       135,000
                        ------------  ------------   ------------  ------------
Net loss attributable to
  Common Stockholders   $   (155,941)  $  (676,632)  $  (792,191)  $(4,813,750)
                        ============  ============   ============  ============
Earnings per share computation:
  Net loss from
    continuing operations
    before discontinued
    operations
    attributable to
    common
    stockholders         $     (0.01) $  (792,014)   $     (0.14)  $(2,464,658)
                        ============  ============   ============  ============
  Net income (loss) from
    discontinued
    operations           $       --   $   160,382    $        --   $(2,214,092)
                        ============  ============   ============  ============
  Net loss
    attributable to
    common
    stockholders         $    (0.01)  $  (631,632)   $     (0.14)  $(4,678,750)
                        ============  ============   ============  ============
Weighted average common
  shares outstanding -
  basic and diluted      17,711,086             1      5,796,191             1
                        ============  ============   ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F2

                        METRO ONE DEVELOPMENT, INC.
                Statement of Changes in Stockholders' Equity
                  For the Nine months ended April 30, 2009
                              (Unaudited)

                                                                               Accumulated  (Restated -
                                                                   Additional     Other          Note 6)     Total
                     Preferred Stock           Common Stock         Paid-in   Comprehensive  Accumulated  Stockholders'
                   Shares    Amount        Shares        Amount     Capital    Income(Loss)      Deficit     Equity
                ---------   -------   -----------   -----------   -----------  -----------   -----------   -----------

Balance,
 July 31, 2008    229,134     2,291           657           --     21,812,787      562,341   (28,163,369)   (5,785,950)

Issuance of
 common stock
  for services         --        --        73,412            7         87,503           --            --        87,510

Conversion of
 preferred stock
  into common
  stock          (229,134)   (2,291)   22,413,900        2,241             50           --            --            --

Issuance of
 common stock
  as principal
   payment on
    notes payable      --        --         8,000            1          3,049           --            --         3,050

Dividend accrued
 preferred stock,
  Series B             --        --            --           --             --           --      (135,000)     (135,000)

Foreign currency
  translation          --        --            --           --             --      809,356            --       809,356

Net loss               --        --            --           --             --           --      (657,191)     (657,191)
                ---------   -------   -----------   -----------  ------------  -----------  ------------   -----------
Balance,
 April 30 2009         --   $    --    22,495,969       $2,249   $ 21,903,389  $ 1,371,697  $(28,955,560)  $(5,678,225)
                =========   =======   ===========   ===========  ============  ===========  ============   ===========


The accompanying notes are an integral part of the
financial statements.                                                        F3

                         METRO ONE DEVELOPMENT, INC.
                    Statements of Cash Flows (Unaudited)

                                                      (Restated -
                                                           Note 6)
                                                        For the nine months
                                                          ended April 30,
                                                          2009         2008
                                                       (unaudited)  (unaudited)
                                                     ------------  ------------


Cash flows from operating activities:
        Net loss                                     $  (657,191)  $(4,678,750)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
           Stock-based compensation                       87,510     3,381,227
           Financing cost related to convertible debt         --       917,765
           Depreciation and amortization                      --       116,243
           Interest earned on Due from Vital Products         --      (221,262)
           Impairment on goodwill                             --     2,042,274
           Gain on sale of fixed assets                       --        (4,548)
           Gain on sale of assets from
             discontinued operations                          --    (1,494,919)
          Changes in operating assets and liabilities:
           Change in accounts receivable                      --     3,817,473
           Change in inventory                                --       159,697
           Change in prepaid expenses                         --        32,334
           Change in due from Vital Products                  --            --
           Change in income tax receivable                    --            --
           Change in accounts payable and accrued
             expenses                                    356,355       196,171
                                                     ------------  ------------
             Net cash (used in) provided by
                operating activities                    (213,326)    4,263,705
                                                     ------------  ------------
Cash flows from investing activities:
        Advances to Vital Products                            --        (8,102)
        Purchase of property and equipment                    --        (8,111)
                                                     ------------  ------------
          Net cash used in investing activities               --       (16,213)
                                                     ------------  ------------
Cash flows from financing activities:
        Payments on long term debt                       (88,705)  (18,481,113)
        Payment on notes payable                              --      (174,123)
        Proceeds from related party loan                  89,465            --
        Proceeds from long term debt                          --    14,256,093
        Repayment of bank overdraft                      (16,395)           --
        Dividend paid on preferred stock                      --      (135,000)
                                                     ------------  ------------
          Net cash used in financing activities          (15,635)   (4,534,143)
                                                     ------------  ------------
Effect of foreign currency exchange                      228,992      (521,112)
                                                     ------------  ------------
Net change in cash                                            31      (807,763)
Cash, beginning of period                                     --       882,131
                                                     ------------  ------------
Cash, end of period                                  $        31   $    74,368
                                                     ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F4

METRO ONE DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2009 AND 2008


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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has assets totaling $32, liabilities totaling $4,678,257, and net losses for the nine months ended April 30, 2009 totaling $657,191.
The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption of this standard did not have a material impact on the Company's financial statements.

                                                                             F7

New accounting pronouncements

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


4. GAIN ON RECOVERY OF PREVIOUSLY WRITTEN-OFF RECEIVABLE

During the nine months ended April 30, 2009, the Company received 78,000,000 of shares of Vital Products, Inc. with a total fair value of $170,055 as settlement for amounts due from Vital Products, Inc., which were previously written-off during the year ended July 31, 2008. As a result, the Company has recorded a gain for the fair value of these shares totaling $170,055. The gross amount due from Vital Products, Inc. as of April 30, 2009 is $235,310 (July 31, 2008 - $2,058,293).

During the same nine months ended April 30, 2009, the Company distributed the 78,000,000 shares of Vital Products, Inc. to pay $170,055 of consulting expenses incurred during this period.


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

                                                                            F13

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
                                        ===========   ===========

6. RESTATEMENT

The balance sheet as of April 30, 2009 and statement of operations for the three and nine months ended April 30, 2009 included herein were restated to reflect the effect of changes to the original accounting for the distribution of Vital Products Inc. common stock ("Vital Stock") for goods and services received by the Company. The original accounting measured the value of the goods and services based on the closing price of Vital Stock on the date granted. Vital Stock for the nine month period April 30, 2009 was thinly traded and illiquid as evidenced by low trading volume and wide bid ask spreads and, as such, is not a reliably measure of fair value. Accordingly, the distribution of Vital Stock has been re-measured in these restated financial statements based on the value of goods and services received. In addition, the distribution of Vital Stock, in error, was recorded as a payment against outstanding liabilities as of April 30, 2008 and was reallocated to operating expenses in the three month period ended October 31, 2008.

The effect of these changes impacted the balance sheet and statement of operations from August 2008 through April 2009. These changes do not impact the cash flows of the Company. The balance sheet as of April 30, 2009 and statement of operations for the three and nine months ended April 30, 2009 has been restated as summarized below:

                                                                            F14

                                          As
                                          Previously                As
                                          Reported    Adjustment    Restated

Balance Sheet as of April 30, 2009
Accounts payable and accrued liabilities $3,358,321  $   252,312   $3,610,633

Statement of Operations for the three
months ended April 30, 2009
Operating expenses
     Selling, general and administrative $  242,191  $   (91,875)  $  150,316
Other income
     Gain on recovery of previously
       written-off receivable            $  131,250  $   (91,875)  $   39,375
Statement of Operations for the nine
months ended April 30, 2009
Operating expenses
     Selling, general and administrative $2,490,629 $(1,663,383) $ 827,246 Other income
     Gain on recovery of previously
       written-off receivable            $2,085,750  $(1,915,695)  $  170,055
Net loss attributable to common
stockholders                             $ (539,879) $  (252,312)  $ (792,191)
Net loss per share attributable to
common shareholders                      $    (0.09) $     (0.05)  $    (0.14)


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

Subsequent to the issuance of its financial statements for the fiscal quarter ended April 30, 2009, the Company identified an error in the accounting for the distribution of Vital Products Inc. common stock ("Vital Stock") for goods and services received by the Company. The original accounting measured the value of the goods and services based on the closing price of Vital Stock on the date granted. Vital Stock for the three month period April 30, 2009 was thinly traded and illiquid as evidenced by low trading volume and wide bid ask spreads and, as such, is not a reliably measure of fair value. Accordingly, the distribution of Vital Stock has been re-measured in these restated financial statements based on the value of goods and services received. In addition, the distribution of Vital Stock, in error, was recorded as a payment against outstanding liabilities at October 31, 2008 and has been reallocated to operating expenses. The effect of the restatement is described in Note 6 of the Notes to Financial Statements under
Part I, Item 1, Financial Statements. The following management's discussion and analysis gives effect to the restatement.


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

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased to $827,246 for the nine months ended April 30, 2009, from $1,036,390 for the nine months ended April 30, 2008. With the sale of our value-added reseller business to FTS Group, we changed our business focus to that of a custom builder and property developer. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model.

Interest and Financing Expense

Interest and financing expense was $0 for the nine months ended April 30, 2009, compared to $1,669,759 for the nine months ended April 30, 2008. The decrease in the nine months ended April 30, 2009 compared to the nine months ended April 30, 2008 is primarily the result of no new promissory notes.

Net loss

Our net loss of $657,191 for the nine months ended April 30, 2009, compared to a net loss of $4,678,750 for the nine months ended April 30, 2008, was attributable to a gain on a previously written-off receivable.

Liquidity and Capital Resources

As of April 30, 2009, we had current assets of $32 and current liabilities of $4,678,257, resulting in a working capital deficit of $(4,678,225).

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


ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934
(i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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