Form 10-K
period 2009-07-31
METRO ONE DEVELOPMENT, INC
filed 2010-08-04
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                                  (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended July 31, 2009.

  [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                For the transition period from ________ to ________

                        Commission file number 333-61538

                              METRO ONE DEVELOPMENT, INC.
             (Name of small business issuer in its charter)

            DELAWARE                                  98-0231687
      ----------------------                         --------------
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


     125 Avenida Mesita  San Clemente, CA                          92673
    (Address of principal executive offices)                     (Zip Code)

      Issuer's telephone number: (949) 682-7891

      Securities registered under Section 12(b) of the Exchange Act:

                                       NONE.

      Securities registered under Section 12(g) of the Exchange Act:

                                       NONE.


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]; No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ]; No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]; No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]
                                                     (Do not check if a smaller
                                                             reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]; No [X]

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,120,109
(based on a total of shares of the registrant's common stock held by non-affiliates on January 29, 2010, at the closing price of $0.077 per share)

The number of shares of outstanding common stock of the registrant as of July 7, 2010 was 322,495,969.


Documents incorporated by reference: None.

                         METRO ONE DEVELOPMENT, INC.
                                 FORM 10-K

                             TABLE OF CONTENTS


                                                                    PAGE NO.
PART I
        ITEM 1.    Business...............................................4

        ITEM 1A.   Risk Factors...........................................6

        ITEM 2.    Properties............................................ 9

        ITEM 3.    Legal Proceedings..................................... 9

        ITEM 4.    (Removed and Reserved)
PART II
        ITEM 5.    Market for Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities............................................10

        ITEM 6.    Selected Financial Data...............................12

        ITEM 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................12

        ITEM 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk...........................................19

        ITEM 8.    Financial Statements and Supplementary Data.....F1 - F18

        ITEM 9.    Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................20

        ITEM 9A(T) Controls and Procedures...............................20

        ITEM 9B.   Other Information.....................................22
PART III
        ITEM 10.   Directors, Executive Officers and Corporate
                   Governance............................................22

        ITEM 11.   Executive Compensation................................24

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............25

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................26

        ITEM 14.   Principal Accounting Fees and Services................27

        ITEM 15.   Exhibits, Financial Statement Schedules...............27

PART I

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT

We incorporated in the State of Delaware on July 21, 2000. We immediately acquired International Mount Company Limited, a private corporation. In October 2003, we acquired the assets and liabilities of Compuquest, Inc. through our subsidiary International Mount. Compuquest was incorporated under the laws of Ontario, Canada in November 1989. On May 18, 2004, we acquired the assets and liabilities of Vital Baby Innovations, Inc., a Canadian company headquartered in Toronto, Ontario.

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

On July 5, 2005, we entered into an Asset Sale Agreement with Vital Products, Inc. We agreed to sell all of the equipment used in our Childcare Division. In exchange for the Childcare Division's assets, Vital Products agreed to issue 1,000,000 shares of its common stock having an aggregate fair market value of $250,000 to a trust which held the shares for the benefit of the stockholders of our Company, and two term notes that have been paid in full.

On July 19, 2005, we entered into an agreement to purchase all of the issued and outstanding shares of Infinity Technologies, Inc., a computer hardware provider.

On January 10, 2006, we entered into an agreement to purchase all of the issued and outstanding shares of Island Corporation, a company involved in computer hardware distribution focusing in the medical field.

On January 31, 2006, we entered into an agreement to purchase certain assets of Solutions In Computing, Inc., a supplier of computer hardware and software focusing in the entertainment field.

During May 2006, we amalgamated all of our subsidiaries into On the Go Technologies, Inc.

On March 18, 2008, we entered into a binding agreement with FTS Group, Inc.
and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc. (together, "FTS"), whereby FTS agreed to purchase certain assets of our value-added reseller business unit, d/b/a On The Go Technologies Group, including its goodwill and intellectual property. On
June 6, 2008, we agreed to amend certain terms of the binding agreement.
On July 14, 2008, FTS notified us that it intended to terminate this transaction. We believe FTS breached its agreements with us and that the promissory note issued pursuant to the binding agreement, as amended, is in default. We intend to pursue all remedies that are available to us.
As of March 18, 2008 we discontinued all operations as a valued-added reseller.

As a result of the sale of the value-added reseller business, we changed our business focus to that of a custom builder and property developer in the Greater Toronto Area in Canada and subsequently changed our name from On The Go Healthcare, Inc. to Metro One Development, Inc. effective
April 14, 2008.

On May 1, 2009 we were redefined as a development stage company and on June 1, 2009, we began marketing a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions that provide an innovative new way of interfacing with consumers. We believe this technology is rapidly becoming one of the most effective ways of engaging people in a public space, providing both entertainment and relevant information.

OUR BUSINESS

During the fiscal year ended July 31, 2009, we operated primarily as an interactive media display development company specializing in touchless, gesture - hand and body motion enabled software solutions.

SALES AND MARKETING

Our sales and marketing strategies for our new business have been created based on specific target markets. We are currently developing a marketing program to target customers in the Greater Toronto Area. As of July 31, 2009 and July 21, 2010, we did not have any sales representatives in place to further our marketing plans.


EMPLOYEES

As of July 31, 2009 and July 21, 2010, we had 2 full-time employees and 2 part-time employees.

CUSTOMERS

We are operating three installations in two shopping malls in southwestern Ontario. We currently have no advertising revenue from our installations.

COMPETITION

We compete with other manufacturers and distributors who offer one or more products that compete with the products we sell. However, we believe that no single competitor serving our markets offers as competitive a price as we do. Our principal means of competition are our quality, reliability, and value-added services, including delivery and service alternatives.

Our industry is highly competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. Our competition includes:

         * Gesturetek

DISTRIBUTION

We distribute our products through one primary point of distribution located in Concord, Ontario, Canada. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.

PRODUCT DEVELOPMENT

Currently, our development efforts are limited to our new line of interactive media displays. We do not intend to further develop any other products until we raise additional funding.

MANUFACTURING AND PRODUCT SOURCING

We intend to manufacture our interactive media display that is currently under development. We intend for our operations to rely on a just-in-time manufacturing processes. With just-in-time, production is triggered by immediate customer demand and inventories of finished goods are either nonexistent or kept to a minimum. We intend to only build products to meet a customer's shipment schedule.

We anticipate that we will rely on subcontractors to manufacture the components of our products. We plan to purchase all of the parts from the subcontractors and perform the final assembly in our facility.

The nature of the relationships with these subcontractors is that the subcontractor holds our proprietary processes so that the products are exclusively those of our Company and cannot be used for other companies.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated July 28, 2010, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended July 31, 2009. The auditors raised concerns about our ability to continue as a going concern as a result of losses during the year and working capital deficit. The auditors also raised concerns about our need to obtain additional financing to continue our operations. We may not be able to obtain sufficient additional funds in the future. The auditors also state that these conditions cause substantial doubt about our ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

WE HAVE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE. WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $3,729,286 for the year ended July 31, 2009 and a net loss of $12,058,773 for the year ended July 31, 2008. Our future operations may not be profitable if we are unable to develop our business. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

WE HAVE SIGNIFICANT DEBTS THAT WE HAVE BEEN UNABLE TO PAY, WHICH HAS RESULTED IN CLAIMS AND LITIGATION FILED AGAINST US.

At July 31, 2009, we had $8,571,279 of current liabilities, and we have no assets. We have had an ongoing inability to pay for our current obligations. We have received several demand letters for payment, and there have been several complaints filed against us in various courts. Our ongoing inability to pay our debts may affect our ability to secure debt financing in the future. Please see the Legal Proceedings section of this Annual Report for a further discussion of pending claims and litigation against us.

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

As of July 21, 2010, our original stockholders own at least 51% of our voting securities. The original stockholders will continue to control our policies and affairs and all corporate actions requiring stockholder approval, including election of directors. Additionally, Mr. Stuart Turk, our Chairman, President and Chief Executive Officer, currently controls a majority of our voting securities. Mr. Turk's holdings may delay, deter or prevent transactions, such as mergers or tender offers that would otherwise benefit investors.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND COULD RESULT IN DECREASING REVENUES AS WELL AS A DECREASE IN OUR STOCK PRICE.

As of July 31, 2009 and July 21, 2010, we had 2 employees and 2 part time employees. We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will need to hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of July 31, 2009, we do not have any customers buying advertising in our installations. We may not be able to successfully attract customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

THE CURRENT AND FUTURE CHALLENGING GLOBAL ECONOMY MAY ADVERSELY AFFECT OUR BUSINESS

The current economic slowdown and any further economic decline in future reporting periods could negatively affect our business and results of operations. The volatility of the current economic climate makes it difficult for us to predict the complete impact of this slowdown on our business and results of operations. Due to these current economic conditions, our potential customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales and revenues of our Company. Our potential customers may cease operations or seek bankruptcy protection, which would reduce our ability to generate sales and adversely impact our results of operations. Potential customers that are financially viable and not experiencing economic distress may elect not to purchase our products in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.

RISKS RELATED TO OUR STOCK

A TRADING MARKET MAY NOT DEVELOP FOR OUR COMMON STOCK AND YOU MAY FIND IT DIFFICULT OR IMPOSSIBLE TO SELL YOUR SHARES FOR THE FORESEEABLE FUTURE.

Our common stock currently trades on the Pink Sheets. If a trading market does not develop for our common stock, you may find it difficult or impossible to sell your shares.

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

WE ARE EXPOSED TO FOREIGN CURRENCY RISKS.

Significantly all of our operations are located in Canada and most of our transactions are in the local currency. In the future, we intend to expand our operations, possibly into the U.S. and therefore we may be exposed to exchange rate fluctuations. We do not trade in hedging instruments and a significant change in the foreign exchange rate between the Canadian Dollar and U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES.

We are headquartered in San Clemente, California. We have an oral contract for a month-to-month lease and pay $2,500 per month in rent. We believe this facility is adequate for our needs for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

On September 25, 2008, Laurus Master Fund, Ltd. filed a Complaint in the Supreme Court of the State of New York naming Metro One Development, Inc. and another party as defendants alleging breach of contract and promissory estoppel and sought damages in the amount of $874,471. The claim relates to a $5,500,000 financing agreement we entered into with Laurus on July 14, 2005, as later amended. In its complaint, Laurus alleges that we are in breach of the security agreement by selling substantially all of the assets subject to their security interest and failing to direct all present and future payments constituting collateral into an account under Laurus' control. On September 17, 2009, Laurus Master Fund, Ltd. was awarded judgment against Metro One Developments, Inc. of $1,243,549. We have fully accrued this award in our financial statements at July 31, 2009.

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 Canadian dollars relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $527,214 Canadian dollars for the initial claim plus estimated interest as of July 31, 2009.

On July 15, 2008, EqualLogic Inc. filed a motion against us under our previous trade name of On the Go Healthcare, Inc. in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. We have accrued $705,963 for the initial claim plus estimated interest as of July 31, 2009.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 Canadian dollars relating to product we purchased in the beginning of March 2008 and product purchased by another company. The Company has accrued $99,304 Canadian dollars for the initial claim plus estimated interest as of July 31, 2009 to account for our estimated liability.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 Canadian dollars relating to product we purchased in 2006. We have accrued $42,561 Canadian dollars for the initial claim plus estimated interest as of July 31, 2009.

On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 Canadian dollars relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $371,850 Canadian dollars for the initial claim plus estimated interest as of July 31, 2009.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to product we purchased on October 24, 2007 and December 20, 2007. We have accrued $227,149 for the initial claim plus estimated interest as of July 31, 2009.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 Canadian dollars relating to product we purchased in March 2008. We have accrued $142,161 Canadian dollars for the initial claim plus estimated interest as of July 31, 2009.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under our previous trade name of OTG Digital Media that we had used before selling it to a third party. We have accrued $60,507 for the initial claim plus estimated interest as of July 31, 2009.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 Canadian dollars relating to product we purchased November 20, 2006. We have accrued $213,058 Canadian dollars for the initial claim plus estimated interest as at July 31, 2009.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any other pending or threatened litigation against our Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over the counter since February 5, 2003. The stock currently trades on the Pink Sheets under the symbol "MTRO.PK." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prices are not restated for a 50:1 reverse split on August 10, 2006, a 50:1 reverse split on November 16, 2007, a 1000:1 reverse split on April 14, 2008, a 1000:1 reverse split on August 15, 2008 and a 1000:1 reverse split on February 9, 2009.


                                                 High           Low

For the Fiscal Year Ended July 31, 2009

First Quarter ended October 31, 2008            $  100          $ 0.10

Second Quarter ended January 31, 2009           $  .40          $ 0.10

Third Quarter ended April 30, 2009              $  1.04         $ 0.16

Fourth Quarter ended July 31, 2009              $  1.25         $ 0.16


For the Fiscal Year Ended July 31, 2008

First Quarter ended October 31, 2007            $  .0074        $ 0.0015

Second Quarter ended January 31, 2008           $  .05          $ 0.0018

Third Quarter ended April 30, 2008              $  .40          $ 0.0002

Fourth Quarter ended July 31, 2008              $ 0.40          $ 0.0001

Holders

The number of record holders of our common stock as of July 27, 2010 was approximately 2,500, not including nominees of beneficial owners.

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans as of July 31, 2009:


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
                 =======================  ================  ===================

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended July 31, 2009, we adopted the following stock option plan.

Stock Option Plan                   Number of Shares Authorized for Issuance
                                                 Pursuant to Plan
----------------------------------------------   -----------------------

2008 Stock Option Plan, dated September 10, 2008             500,000,000

The common stock issued pursuant to the above plan was registered on Form S-8 with the Securities and Exchange Commission and shares were issued to consultants and employees in lieu of cash compensation. We adopted these plans without the approval of our security holders. The plan authorizes the plan administrator to issue options, stock appreciation rights, or SARs, and restricted shares of our common stock to employees, directors and consultants. Options issued under the plan, if any, shall expire no later than 10 years following the date of grant. No grant may be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised only by the grantee during the lifetime of the grantee; provided, however, during the lifetime of the grantee, SARs may be transferred by gift to members of the grantee's immediate family to the extent and manner determined by the plan administrator.

RECENT SALES OF UNREGISTERED SECURITIES

We did not issue any unregistered securities during the quarter ended July 31, 2009

ITEM 6.  SELECTED FINANCIAL DATA.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward Looking Statements

This annual report on Form 10-K contains forward looking statements that involve risks and uncertainties. You should not place undue reliance on these forward looking statements. Our actual results could differ materially from those anticipated in the forward looking statements for many reasons, including the risks described in this report and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward looking statements after the date of this annual report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this annual report on Form 10-K.

Overview

Metro One Development, Inc., formerly known as On The Go Healthcare, Inc. (the "Company"), was incorporated on July 21, 2000 in the State of Delaware. Our fiscal year end is July 31.

Management's Strategic Vision

Our overall business strategy primarily rests on our ability to secure additional capital through financing activities. In June 2009, we changed our business plan to pursue a new line of business as a developer and distributor of interactive media displays products. We are in the very early stage of this change in business model. We will not be able to move forward with our business plan until we can raise additional capital.

Challenges and Uncertainties

We currently have no cash and no bank borrowings and we may not be able to arrange any debt financing. Additionally, we may not be able to successfully consummate offerings of stock or other securities in order to meet our future capital requirements. If we cannot raise additional capital through issuing stock or incurring debt, we may not be able to sustain or grow our business which may cause our revenues and stock price to decline.

At July 31, 2009, we had $8,571,279 of current liabilities, and we have no assets. We have no assets or cash to pay for our current obligations. Our ongoing inability to pay our debts may affect our ability to secure financing for our operations in the future. Please see the Legal Proceedings section of this Annual Report for a further discussion of pending claims and litigation against us.

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


Foreign Currency Translation

We consider the functional currency to be the local currency being Canadian dollars and, accordingly, our financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income (loss) within stockholders' deficit.

Revenue Recognition

We recognize revenue in accordance ASC Topic 605 - Revenue Recognition. Under Topic 605, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns. Amounts billed to customers for shipping and handling are recorded as sales revenues. Costs incurred for shipping and handling are included in cost of sales.

Stock-based compensation

We recognize stock-based compensation in accordance with ASC Topic 718 - Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 - Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

New accounting pronouncements

In January 2008, Staff Accounting Bulletin, or SAB, 110, "Share-Based Payment" was issued (codified within ASC 225 -Income Statement). Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payment". The adoption of SAB 110 did not have any material effect on our financial position and results of operations.

In May 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)," (codified within ASC 470 -Debt). This pronouncement requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for us on August 1, 2009. The adoption of APB 14-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (codified within ASC 260 -Earnings Per Share). Securities participating in dividends with common stock according to a formula are participating securities. FSP EITF 03-6-1 determined that unvested shares of restricted stock and stock units with non-forfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for us on August 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," (codified within ASC 815 -Derivatives and Hedging).
EITF Issue No. 07-05 clarifies the determination of whether an instrument
(or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for us on August 1, 2009. Early adoption for an existing instrument is not permitted. The adoption of EITF Issue No. 07-05 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," (codified within ASC 325 -Investments). EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to
Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. Additionally, EITF 99-20-1 retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of EITF 99-20-1 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," (codified within ASC 320
- Investments - Debt and Equity Securities). FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 are not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly," (codified within ASC 820 - Fair Value Measurements and Disclosures). FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. The adoption of FAS 157 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," (codified within ASC 825 - Financial Instruments). FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 107-1 and APB 28-1 are not expected to have any material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued FAS No. 165, "Subsequent Events," (codified within ASC 855 - Subsequent Events). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105-10, "Generally Accepted Accounting Principles" replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging
Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10 and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

In August 2009, the FASB issued Accounting Standards Update, or ASU,
No. 2009-05, "Measuring Liabilities at Fair Value," (codified within
ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of ASU 2009-05 is not expected to have any material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-12, "Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent),
" (codified within ASC 820 -Fair Value Measurements and Disclosures).
ASU 2009-12 amends the input classification guidance under ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 is not expected to have any material impact on our financial position, results of operations or cash flows.

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, "Fair Value Measurements and Disclosures" (Topic 820):
Investments in Certain Entities That Calculate Net Asset Value Per Share
(or Its Equivalent). This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,
" (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.
ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 is not expected to have any material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing." ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of ASU 2009-15 is not expected to have any material impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU 2009-16, "Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets." ASU 2009-16 amends the accounting for transfers of financial assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of ASU 2009-16 is not expected to have any material impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)
- Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or August 1, 2010, for us. Early adoption is not permitted. The adoption of ASU 2009-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-01, "Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash." ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, "Consolidation (Topic 810)
- Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification." ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of ASU 2010-02 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements," (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under FAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of ASU 2010-06 is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives," (codified within ASC 815 -Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under FAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

Results of Operations for the Fiscal Year Ended July 31, 2009 Compared to the Fiscal Year Ended July 31, 2008

Revenues:

Revenues from continuing operations were $0 for both the year ended
July 31, 2009 and for the same period in 2008. As a result of our recent change in business focusing on interactive media displays, we have not generated any sales from continuing operations.

Cost of Sales:

Cost of Sales for continuing operations was $0 for the year ended
July 31, 2009 and for the same period in 2008. As a result of our recent change in business focus, we have not incurred any cost of sales from continuing operations.

Depreciation and Amortization:

Depreciation and Amortization expense decreased from $154,958 for the year ended July 31, 2008 to -0- for the year ended July 31, 2009 due to the sale and discontinuance of operations of our value-added reseller business.

Selling, General and Administrative Expenses:

Selling, General and Administrative Expenses for our continuing operations have increased to $3,581,478 for the year ended July 31, 2009 from $1,339,244 for the year ended July 31, 2008. The overall increase of $2,242,234 was principally due to product development cost associated with our new business plan.

Other Income and Expense:

In the year ended July 31, 2008, we recorded $4,411,594 of other expense, primarily due to interest, financing and bad debt expenses. In the year ended July 31, 2009, other income of $268,625 was recorded as a result of a gain on recovery of previously written-off receivables and a $416,433 loss was recorded as a loss on debt settlement.

Net loss:

We had a decrease in our net loss to $3,729,286 for the year ended July 31, 2009 from $12,058,773 for the year ended July 31, 2008. The decrease in net loss was primarily due to fewer costs associated with our discontinued operations as well as the factors discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the fiscal year ended July 31, 2009.

Liquidity and Capital Resources

Until such a time when we are able to generate positive cash flows from operations in an amount sufficient to cover our current liabilities and debt obligations as they become due, we will remain reliant on borrowing funds or selling equity to cover our expenses.

At July 31, 2009, we had $8,571,279 of current liabilities, and we have no assets. We have no assets or cash to pay for our current obligations. Our ongoing inability to pay our debts may affect our ability to secure financing for our operations in the future.

We intend to raise funds through the issuance of debt or equity. Raising funds in this manner typically requires significant time and effort to find accredited investors, and the terms of such an investment must be negotiated for each investment made. We may not be able to raise sufficient funds to meet our obligations. If we do not raise sufficient funds, our operations will be curtailed or will cease entirely and you may lose all of your investment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this Annual Report.

                           METRO ONE DEVELOPMENT, INC.
                          (A Development Stage Company)
                                      INDEX
                              July 31, 2009 and 2008

                                                                          Page

      REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..............F1
      REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..............F2


      FINANCIAL STATEMENTS

      Balance Sheets....................................................... F3

      Statements of Operations............................................. F4

      Statements of Stockholders' Deficit.................................. F5

      Statements of Cash Flows............................................. F6

      NOTES TO FINANCIAL STATEMENTS.................................. F7 - F18

Report of Independent Registered Public Accounting Firm


To The Board of Directors and Stockholders
Metro One Development, Inc.
San Clemente, CA 92673

We have audited the accompanying balance sheet of Metro One Development, Inc (A Development Stage Enterprise) as of July 31, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and from May 1, 2009 to July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. We did not audit the financial statements of Metro One Development, Inc. for the year ended July 31, 2008. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to amounts included in the year ended is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro One Development, Inc (A Development Stage Enterprise) as of July 31, 2009, and the results of their operations and cash flows for the year then ended and from May 1, 2009 to July 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
July 28, 2010

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


/s/ MSCM LLP
--------------------
MSCM LLP
Toronto, Canada
December 8, 2008



                                                                            F2

                     METRO ONE DEVELOPMENT, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS
                              (Audited)

                                                       July 31,       July 31,
                                                         2009           2008
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        --   $        --
        Due from Vital Products, Inc.                         --             1
                                                     ------------  ------------
                Total current assets                          --             1
                                                     ------------  ------------
Total assets                                         $        --   $         1
                                                     ============  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Bank overdraft                               $        --   $    16,395
        Accounts payable and accrued expenses          6,986,437     3,693,578
        Loans payable to related party                   341,293       158,844
        Legal settlement                               1,243,549       917,134
                                                     ------------  ------------
                Total current liabilities              8,571,279     4,785,951


Total liabilities                                      8,571,279     4,785,951
                                                     ------------  ------------

Stockholders' deficit
       Conditionally redeemable convertible
        preferred stock; Series B 1.5%
        convertible preferred stock                    1,000,000     1,000,000

        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            0 and 229,134 issued
             and outstanding, respectively                    --         2,291

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            22,495,969 and 657 issued and
              outstanding, respectively                    2,249            --
        Additional paid-in capital                    21,903,389    21,812,787
        Accumulated other comprehensive income           595,738       562,341
        Accumulated deficit                          (28,955,560)  (28,163,369)
        Accumulated deficit during the development
           stage                                      (3,117,095)           --
                                                     ------------  ------------
                Total stockholders' deficit           (9,571,279)   (5,785,950)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        --   $         1
                                                     ============  ============

The accompanying notes are an integral part of the financial
statements.                                                                  F3

                              METRO ONE DEVELOPMENT, INC.
                            (A Development Stage Company)
                               Statements of Operations
                                      (Audited)

                                         For the years                From
                                         ended July 31,        May 1, 2009 to
                                        2009         2008       July 31, 2009
                                    ------------  ------------ -------------

Sales                               $        --   $         --  $         --
Cost of revenues                             --             --            --
                                    -----------   ------------  ------------
     Gross profit                            --             --            --
                                    -----------   ------------  ------------
Operating expenses
     Depreciation and amortization           --        154,958            --
     Selling, general
       and administrative             3,581,478      1,339,244     2,754,232
                                    -----------   ------------  ------------
       Total operating
         expenses                     3,581,478      1,494,202     2,754,232
                                    -----------   ------------  ------------
Other income (expense)
     Gain on recovery of
       previously written-off
       receivable                       268,625             --        98,570
     Loss on settlement                (416,433)            --      (416,433)
     Interest and financing
       expense                               --     (2,361,350)           --
     Loss on sale of
       fixed assets                          --         (3,730)           --
     Bad debt write offs                     --     (2,099,712)           --
     Impairment of assets                    --       (250,000)           --
     Interest income                         --        303,198            --
                                    ------------   ------------  ------------
       Total other
         income (expense)              (147,808)     (4,411,594)    (317,863)
                                    ------------   ------------  ------------
Net loss from
  continuing operations              (3,729,286)    (5,905,796)   (3,072,095)
Loss on sale of assets from
  discontinued operations                    --     (1,773,079)           --
Net loss from
  discontinued operations                    --     (4,379,898)           --
                                   ------------    ------------ -------------
Net loss                             (3,729,286)   (12,058,773)   (3,072,095)
Preferred stock dividend               (180,000)      (180,000)      (45,000)
                                   ------------    ------------ -------------
Net loss attributable to
  common stockholders             $  (3,909,286)  $(12,238,773) $ (3,117,095)
                                  ==============  ============= =============
Earnings per share computation:
  Net loss from
    continuing operations
                                    $     (0.37)  $    (83,180)
                                   ============   =============

  Net Loss on sale of
    assets from discontinued
    operations per common share     $       --    $    (24,973)
                                   ============   =============


  Net loss from
    discontinued
    operations                      $       --    $    (61,689)
                                   ============   =============
  Net loss
    attributable to
    common
    stockholders                    $     (0.39)  $   (172,377)
                                   ============   =============
Weighted average common
  shares outstanding -
  basic and diluted                  10,012,648             71
                                   ============   =============

The accompanying notes are an integral part of the financial statements      F4

                           METRO ONE DEVELOPMENT, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
                  For the years ended July 31, 2009 and 2008

                                                                   Prepaid                  Accumulated
                                                                   Expenses   Accumulated   Deficit
                                                       Additional  Paid with  Other         During the                 Total
                   Preferred Stock     Common Stock    Paid-in     Common     Comprehensive Development Accumulated    Stockholders'
                   Shares  Amount     Shares  Amount   Capital     Stock      Income(Loss)  Stage       Deficit        Equity
                ---------  ------- ---------- -------  --------    --------  -------------  ----------- -------------  -----------

Balance,
  July 31, 2007  229,134    $2,291          -      -   $19,190,803 $(441,569) $(279,508)            -   $(15,924,596)   $2,547,421

Issuance of
  common stock
  for services         -         -        495      -     2,193,799   146,792          -             -              -     2,340,591

Issuance of
  common stock
  for payment on
  related party
  accrued
  liabilities          -         -          -      -       120,000         -          -             -              -       120,000

Issuance of
  common stock
  as principal
  payment on
  notes payable
  totaling $308,185    -         -        162      -       308,185         -          -             -              -       308,185

Current period
  expense of
  prepaid expenses
  paid with
  common stock         -         -          -      -             -   294,777          -             -              -       294,777

Dividends paid
  preferred stock,
  Series B             -         -          -      -             -         -          -             -       (180,000)     (180,000)

Foreign
  currency
  translation          -         -          -      -             -         -    841,849             -              -       841,849

Net loss               -         -          -      -             -         -          -             -    (12,058,773)  (12,058,773)
                ---------  ------- ---------- ------  ------------   -------   --------   -----------   -------------  -----------
Balance,
 July 31, 2008   229,134     2,291        657      -    21,812,787         -    562,341             -    (28,163,369)   (5,785,950)

Issuance of
 common stock
  for services         -        -      73,412      7        87,503         -          -             -              -        87,510

Conversion of Series A
 preferred stock
  into common
  stock         (229,134)  (2,291) 22,413,900  2,241            50         -          -             -              -             -

Issuance of
 common stock
  for services         -        -       8,000      1         3,049         -          -             -              -         3,050

Dividend paid
 preferred stock,
 Series B              -        -           -      -             -         -          -       (45,000)      (135,000)     (180,000)

Foreign currency
 translation           -        -           -      -             -         -     33,397             -              -        33,397

Net loss               -        -           -      -             -         -          -    (3,072,095)      (657,191)   (3,729,286)
                ---------  ------- ---------- ------  ------------   -------   --------   -----------   -------------   -----------
Balance,
 July 31  2009         -   $    -  22,495,969 $ 2,249 $ 21,903,389  $      -   $595,738   $(3,117,095)  $(28,955,560)  $(9,571,279)
                =========  ======= ========== ======= ============  ========   ========   ===========    ============   ===========



The accompanying notes are an integral part of the financial statements      F5

                              METRO ONE DEVELOPMENT, INC.
                             (A Development Stage Company)
                               Statements of Cash Flows
                                       (Audited)


                                                    For the years                From
                                                    ended July 31,         May 1,2009 to
                                                  2009         2008        July 31, 2009
                                              ------------  ------------   -------------

Cash flows from operating activities:
  Net loss                                   $  (3,729,286)  $(12,058,773)   $(3,072,095)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Stock-based compensation and
        consideration for services rendered         90,560      2,284,330          3,050
      Loss on settlement                           416,433              -        416,433
      Financing cost related to convertible
        debt                                            -       1,819,954              -
      Depreciation and amortization                               154,958              -
      Interest earned on due from Vital
        Products, Inc.                                  1        (294,368)             1
      Bad debt expense related to due from
        Vital Products, Inc.                            -       2,099,712              -
      Impairment losses                                 -       2,651,699              -
      Loss on sale of discontinued operations           -       2,031,627              -
  Changes in operating assets and liabilities:
      Change in accounts receivable                     -       4,115,899              -
      Change in inventory                               -         159,697              -
      Change in prepaid expenses                        -          50,938              -
      Change in income tax receivable                   -           5,580              -
      Change in accounts payable and accrued
        expenses                                3,292,859         182,857      2,936,504
                                            -------------    ------------   ------------
        Net cash provided (used) in
          operating activities                     70,567       3,204,110        283,893
                                            -------------    ------------   ------------
Cash flows from investing activities:
  Disposal of property and equipment                    -          19,674              -
  Purchase of property and equipment                    -         (13,603)             -
                                            -------------     ------------  ------------
        Net cash provided (used) in
          investing activities                          -           6,071              -
                                            -------------     ------------  ------------
Cash flows from financing activities:
  Payments on long-term debt                            -     (18,845,464)             -
  Payments on notes payable                             -         (15,279)             -
  Proceeds from related party loan                182,449               -         92,984
  Proceeds from long term debt                          -       14,509,058        88,705
  Financing costs paid with common stock                -          358,929             -
  Advance on bank overdraft                       (16,395)          16,395             -
  Dividend on preferred stock                    (180,000)        (180,000)     (180,000)
                                             -------------    ------------   ------------
        Net cash provided/(used) by financing
          activities                               (13,946)     (4,156,361)        1,689
                                             -------------    ------------   ------------
Effect of foreign currency exchange                (56,621)         64,049      (285,613)
                                             -------------    ------------   ------------
Net change in cash                                       -        (882,131)          (31)
Cash, beginning of period                                -         882,131            31
                                             -------------    -------------  ------------
Cash, end of period                            $         -     $         -   $         -
                                             =============    =============  ============


The accompanying notes are an integral part of the financial statements.     F6

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)


1.  DESCRIPTION OF HISTORY AND BUSINESS OF THE COMPANY

Metro One Development, Inc., formerly known as On The Go Healthcare, Inc. (the "Company"), formerly doing business as On The Go Technologies Group, was incorporated on July 21, 2000 in the State of Delaware. In October 2003, the Company acquired the assets and liabilities of Compuquest, Inc. through its subsidiary the International Mount Company. On May 18, 2004, the Company signed an agreement to acquire substantially all of the assets and assume the liabilities of Vital Baby Innovations Inc. The acquisition was completed in June 2004.

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

On July 19, 2005, the Company acquired Infinity Technologies Inc., a computer hardware provider.

In January 2006, the Company purchased Island Corporation, a company involved in computer hardware distribution focusing in the medical field.

In January 2006, the Company completed the purchase of Solutions In Computing Inc., a supplier of computer hardware and software focusing in the entertainment field.

During May 2006, the Company amalgamated all of its subsidiaries into On the Go Technologies, Inc. Accordingly, as of July 31, 2007, the Company conducts its operations directly.

On March 18, 2008, the Company entered into a binding agreement with FTS Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc. (together, "FTS"), whereby FTS agreed to purchase certain assets of the Company's value-added reseller business unit, d/b/a On The Go Technologies Group, including its goodwill and intellectual property.
On June 6, 2008, the Company agreed to amend certain terms of the binding agreement. On July 14, 2008, FTS notified the Company that it intended to terminate this transaction. The Company believes FTS has breached its agreements with it and that the promissory note issued pursuant to the binding agreement, as amended, is in default. The Company intends to pursue all remedies that are available to it. As of March 18, 2008 the Company discontinued all operations as a valued-added reseller.

As a result of the sale of the value-added reseller business, the Company changed its business focus to that of a custom builder and property developer in the Greater Toronto Area in Canada and subsequently changed its name from On The Go Healthcare, Inc. to Metro One Development, Inc. on April 14, 2008.

On May 1, 2009 we were redefined as a development stage company and on June 1, 2009, the Company began marketing a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions for interfacing with consumers. Thus on May 1, 2009, the Company entered into a development stage accumulating a net loss of $3,072,095 from May 1, 2009 to July 31, 2009.

                                                                             F7

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)


2.  SIGNIFICANT ACCOUNTING POLICIES

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets, liabilities totaling $8,571,279, and net losses for the year ended July 31, 2009 totaling $3,729,286. The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Financial statement items subject to significant management judgment include the allowance for doubtful accounts and the valuation of amounts due from Vital Products, Inc., as well as income taxes and loss contingencies. Actual results could differ from those estimates.

Foreign currency translation - The Company considers the functional currency to be the local currency being Canadian dollars and, accordingly, its financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiaries' financial statements are included as a component of other comprehensive income (loss) within stockholders' equity.

Revenue recognition - The Company recognizes revenue in accordance ASC
Topic 605 - Revenue Recognition. Under Topic 605, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns. Amounts billed to customers for shipping and handling are recorded as sales revenues. Costs incurred for shipping and handling are included in cost of sales.

Cash and cash equivalents - Cash equivalents comprise highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At July 31, 2009 and 2008, the Company had no cash equivalents.

Allowance for doubtful accounts - The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of the credit worthiness of the Company's customers and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

                                                                             F8

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)


2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes - The Company accounts for its income taxes in accordance ASC Topic 740 - Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of July 31, 2009, the Company has available for income tax purposes a net operating loss carry forward of approximately $17,802,286, expiring in the years from 2009 to 2029, that may be used to offset taxes on future taxable income. As of July 31, 2009, the Company has provided a valuation reserve against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the limited earning history of the Company, it is more likely than not that the benefits will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2009 and 2008 are as follows:

                                                   2009              2008
                                            -----------       -----------
        Non-capital losses carry forward    $17,802,286       $14,289,754
                                            -----------       -----------
        Enacted tax rate - 34% and 34%,
           respectively
          Deferred tax assets                 6,052,777         5,144,311
          Less:  Valuation allowance         (6,052,777)       (5,144,311)
                                            -----------       -----------
                                            $         -       $         -
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

The effective income tax rate for the years ended July 31, 2009 and 2008 was 34% and 34%, respectively.

Stock-based compensation - The Company recognizes stock-based compensation in accordance with ASC Topic 718 - Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 - Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

                                                                             F9

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)



2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per share - The Company reports earnings (loss) per share in accordance with ASC Topic 260 - Earnings per Share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings
(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

Comprehensive income (loss) - The Company has adopted ASC Topic 220 - Comprehensive Income, which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.
Among other disclosures, Topic 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' deficit and in the balance sheet as a component of stockholders' deficit.


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

In May 2008, the FASB issued Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)," (codified within ASC 470 -Debt).
This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of APB 14-1 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

                                                                            F10

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)



2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (codified within ASC 260 -Earnings Per Share). Securities participating in dividends with common stock according to a formula are participating securities. FSP EITF 03-6-1 determined that unvested shares of restricted stock and stock units with non-forfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for us on August 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our financial position, results of operations or cash flows

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," (codified within ASC 325 -Investments). This EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. Additionally, the FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of EITF 99-20-1 did not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP FAS 115-2 and FAS 124-2") (codified within ASC 320 - Investments - Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly," (codified within ASC 820 - Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. The adoption of FSP FAS 157 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

                                                                            F11

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)



2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP FAS 107-1 and APB 28-1") (codified within ASC 825 - Financial Instruments). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 are not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 860-10, "Transfers and Servicing", FASB ASC 860-10 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on its financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 810-10, "Consolidation", which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on its financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 105-10, "Generally Accepted Accounting Principles" replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB
ASC 105-10 and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009.
The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

                                                                            F12

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)



2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, "Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value". The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company's financial position, cash flows or results of operations.

In August 2009, the FASB issued Accounting Standards Update ("ASU")
No. 2009-05, "Measuring Liabilities at Fair Value," ("ASU 2009-05") (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of ASU 2009-05 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In September 2009, the Financial Accounting Standards Board (FASB) issued
ASU 2009-12, "Fair Value Measurements and Disclosures" (Topic 820): Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). This update provides amendments to subtopic 820-10, Fair
Value Measurements and Disclosures - Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share
(or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

In January 2010, the FASB issued ASU 2010-01, "Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash,"
("ASU 2010-01"). ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification," ("ASU 2010-02"). ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of ASU 2010-02 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

                                                                            F13

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)


2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements," ("ASU 2010-06") (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under FAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of ASU 2010-06 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives," ("ASU 2010-11") (codified within ASC 815 - Derivatives and Hedging).
ASU 2010-11 improves disclosures originally required under FAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

3.  VITAL PRODUCTS, INC.

As discussed in Note 1, the Company sold its childcare division to Vital Products, Inc. ("Vital") in July 2005. Proceeds received on sale of the childcare division comprised 1,000,000 shares of Vital's common stock.

The Company has amounts due from Vital for monies loaned comprising the following at July 31, 2009 and 2008:

                                                        July 31,      July 31,
                                                          2009         2008
                                                       ----------   ----------
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
  demand (past due maturity of July 5, 2008)           $       -   $        1
Note receivable plus accrued interest, interest rate
  at 20% per annum, unsecured and due on
  demand (past due maturity of June 15, 2008)                  -            -
Advances receivable                                            -            -
Accrued interest on notes receivable                           -            -
                                                       ----------   ----------
                                                        $      -   $        1
                                                       ==========   ==========

For the year ended July 31, 2008, the Company had fully impaired all amounts due from Vital Products, Inc. due to the uncertainty of its ability to collect such amounts and had recorded as bad debt expense totaling $2,099,712.

For the year ended July 31, 2009, the Company received 30,395,187 shares of common stock of Vital as full settlement for all amounts due. These Vital shares have a fair value of $268,625 and are recorded as a gain on recovery of previously written-off receivable in the Statement of Operations.

                                                                            F14

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)


4.  LOANS PAYABLE TO RELATED PARTY

Loans payable to related party totaling $341,293 and $158,844 at July 31, 2009 and 2008, respectively, are comprised of advances from a business entity which the Company's Chief Executive Officer and President is an owner. The advances are due on demand, unsecured and non-interest bearing.


5.  STOCKHOLDERS' EQUITY

On June 19, 2008, the Company approved an amendment to its certificate of incorporation increasing the authorized shares of common stock to 5,000,000,000 shares. As of July 31, 2009 the Company has not increased the authorized shares of common stock and it remains at 1,000,000,000 shares

On July 18, 2007, the Company issued 1,000 shares of Series B 1.5% Convertible Preferred Stock in satisfaction of a $1,000,000 note payable to a corporation controlled by the Company's Chief Executive Officer and President. The preferred stock entitles the holder to receive cumulative dividends of 1.5% per month beginning August 1, 2007. The Series B Preferred Stock is convertible into common stock at a conversion price of $0.005. The fair value of common stock conversion was estimated at $0.005 which was equal to the conversion price.

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

Preferred stock - Each share of Series A preferred stock is convertible into
                  100 shares of common stock

                - Each share of Series B preferred stock is convertible into
                  200,000 shares of common stock

On August 25, 2008, the Company converted 5,000 of preferred stock into 500 shares of common stock.

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

                                                                            F15

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)


5.  STOCKHOLDERS' EQUITY (continued)

During the year ended July 31, 2009 the Company issued 72,412 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $87,510 based on the quoted market price of the shares at time of issuance.

During the year ended July 31, 2009 the Company issued 8,000 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $$3,050 based on the quoted market price of the shares at time of issuance.

On February 19, 2009, the Company converted 224,134 of preferred stock owned by the Company's President and CEO into 22,413,400 shares of common stock.

Stock options - During the years ended July 31, 2009 and 2008, the Company granted -0- and -0- options, respectively. As of July 31, 2009 and 2008, the Company had options outstanding of -0- and -0-, respectively.

Warrants - During the year ended July 31, 2009 and 2008, the Company issued warrants for -0- and -0- shares of common stock. As of July 31, 2009 and 2008, the Company had warrants outstanding of -0- and -0-, respectively.

6.      PRIOR PERIOD AMOUNTS INCLUDED IN THE DEVELOPMENT STAGE COMPANY

On May 1, 2009, the Company was redefined as a development stage company in accordance with ASC Topic 915 Development Stage Entities and its requirements. The equity accounts at May 1, 2009 were as follows:

                Common stock                                    $ 2,249
                Additional paid-in capital                   21,903,389
                Accumulated other comprehensive income        1,371,697
                Accumulated deficit                         (28,955,560)

These amounts are included in the equity accounts during the entire development stage of the Company. All amounts recorded in the "from May 1, 2009 to July 31, 2009" category as comparative amounts have been accumulated since
May 1, 2009.

7. RELATED PARTY TRANSACTIONS

a) During the years ended July 31, 2009 and 2008, the Company paid rent of approximately $25,575 and $96,652, respectively, to a company related to a director of the Company. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of these transactions were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.

b) During the years ended July 31, 2009 and 2008, the Company paid $0 and $111,289, respectively, to a company controlled by a director of the Company for equipment rental. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of these transactions were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.

                                                                            F16

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)



7. RELATED PARTY TRANSACTIONS (continued)

c) Included in current liabilities at July 31, 2009 and 2008 is $341,293 and $158,844, respectively, which is due to The Cellular Connection Ltd., a Company owned and controlled by the Company's President and CEO. The amounts due to the Cellular Connection Ltd. are non-interest bearing, unsecured and due on demand.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

9.     DISCONTINUED OPERATIONS

On March 18, 2008, we entered into a binding agreement with FTS Group, Inc. and OTG Technologies Group, Inc., a Florida corporation and wholly-owned subsidiary of FTS Group, Inc. (together, "FTS"), whereby FTS agreed to purchase certain assets of our value-added reseller business unit, d/b/a On The Go Technologies Group, including its goodwill and intellectual property. On June 6, 2008, we agreed to amend certain terms of the binding agreement. On July 14, 2008, FTS notified us that it intended to terminate this transaction. We believe FTS has breached its agreements with us and that the promissory note issued pursuant to the binding agreement, as amended, is in default. We intend to pursue all remedies that are available to us. As of March 18, 2008 we discontinued all operations as a valued-added reseller.

The sale of the Company's value-added reseller business operations to FTS resulted in loss on sale by the Company totaling $1,773,079.

The sale of the Company's value-added reseller business operations has been accounted for as discontinued operations in the financial statements for the periods presented herein, in accordance with ASC Topic 360 - Property, Plant and Equipment.

The following is a summary of the results of discontinued operations in the statements of operations:

        Year ended July 31
                                              2008
                                     -------------
        Net sales                    $  13,571,885
        Cost of sales                   10,854,339
                                     -------------
                                         2,717,546
        Operating expenses               7,097,444
                                     -------------
        Income (loss) from
          discontinued operations    $  (4,379,898)
                                     =============
                                                                            F17

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2009
                                         (Audited)


10. SUBSEQUENT EVENTS

On May 3, 2010, we issued 300,000,000 shares of our common stock for services provided to the Company.

                                                                            F18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 9, 2010, MSCM LLP, principal accountant of Metro One Development, Inc. (the "Company"), notified the Board of Directors of the Company that they were withdrawing as auditors for the Corporation.

MSCM LLP audited the Company's financial statements for the fiscal year ending July 31, 2008. Except as reported in the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2008, which stated that "the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern" and that "the Company has incurred significant losses from operations, anticipates additional losses in the next fiscal year, and has insufficient working capital as of July 31, 2008 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern," MSCM LLPs' report on the Company's consolidated financial statements for the fiscal year ended July 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended July 31, 2008 and through the date hereof, there were no disagreements with MSCM LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to MSCM LLPs' satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company's financial statements for such year.

Effective July 9, 2010, the Company appointed the firm of DeJoya Griffith & Company, LLC to serve as independent public accountants of the Company for the fiscal year ending July 31, 2009. The Board of Directors approved the decision to appoint DeJoya Griffith & Company, LLC.

During the year ended July 31, 2008 through the date hereof, the Company did not consult with DeJoya Griffith & Company, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.



ITEM 9A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer has held for the past five years as of July 31, 2009. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.


     NAME               AGE     POSITION                        Director Since
--------------------    ---     -------------------------       --------------
Stuart Turk             41      President, Chairman,            2000
                                Chief Executive Officer,
                                Secretary, Treasurer and
                                Director

Evan Schwartzberg,      42      Chief Financial Officer
BA, CCM

Ralph Magid, B.A.Sc.,   63      Director                        2000
MBA, P.Eng, P.E.O



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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2011 Annual Meeting of Stockholders should be provided to our corporate secretary by January 30, 2011. The recommended candidate should be submitted to us in writing addressed to 125 Avenida Mesita, San Clemente, California 92673. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board will evaluate the recommended candidate and will determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

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

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of July 31, 2009, Mr. Magid has been designated as the Board's "audit committee financial expert" as defined in
Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. Magid is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. Magid's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon.
Mr. Magid has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Magid has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2009 and 2008 to our Principal Executive Officer and our Chief Financial Officer, referred to herein as our "Named Executive Officers." No other executive officer or employee earned over $100,000 in the last completed fiscal year.



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

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Stuart
Turk,
Chief
Executive
Officer    2009 $      0                               $     0       $      0
           2008 $272,756                               $12,000(1)    $284,756


Evan
Schwartzberg,
Chief
Financial
Officer    2009 $      0                               $     0        $     0
           2008 $160,000                               $ 6,000(2)    $166,000
-------------------------------------------------------------------------------

(1) "All Other Compensation" amount for Mr. Turk includes personal use of Company vehicle.

(2) "All Other Compensation" amount for Mr. Schwartzberg includes personal use of Company vehicle.


NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS

We do not currently have any employment agreements, oral or written, with any of our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of July 31, 2009, our named executive officer did not have any equity awards outstanding.

Potential Payments Upon Termination or Change of Control

We do not have any potential payments upon termination or change of control.

DIRECTOR COMPENSATION

We do not currently have any formal arrangements to compensate our directors. From time to time, we may compensate our directors in shares of our common stock to preserve capital to grow our company. We did not compensate our directors for their services during the fiscal years ended July 31, 2009 or July 31, 2008.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of June 21, 2010, by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the Named Executive Officers named in the Summary Compensation Table who were serving as executive officers at the end of the July 31, 2009 fiscal year and
(iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on June 7, 2010, plus shares of common stock subject to options, warrants and conversion rights held by such person on June 7, 2010, and exercisable or convertible within 60 days thereafter.

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner (1)        nature of            class (2)
                                              beneficial
                                              owner


Common            Stuart Turk (3)           207,759,099                64.5 %

Common            The Cellular Connection,  206,265,099                64.5 %
                  Ltd.(4)

Common            Evan Schwartzberg             190,000                   *

Common            Ralph Magid                         1                   *

All officers and directors
as a group (3 persons)                      207,949,100                 64.5 %

* less than 1%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Metro One Development, Inc., 125 Avenida Mesita, San Clemente, California 92673.

(2) Beneficial ownership is determined in accordance with the rules of the SEC based on 322,495,969 shares of common stock issued and outstanding on June 7, 2010.

(3) Mr. Turk's beneficial ownership is comprised of 1,494,000 shares of common stock owned directly. In addition, Mr. Turk is the sole control person for
    The Cellular    Connection, Ltd., and, as such, has full voting and
    dispositive control over shares held by The Cellular Connection, Ltd.
    The Cellular Connection, Ltd. owns 6,265,099 shares of common stock as well as 1,000 shares of Series B 1.5% Convertible Preferred Stock that can convert into 200,000,000 shares of common stock, all of which are beneficially owned by Mr. Turk.

(4) The Cellular Connection, Ltd. owns 6,265,099 shares of common stock as well as 1,000 shares of Series B 1.5% Convertible Preferred Stock that can convert into 200,000,000 shares of common stock. Mr. Turk is the sole control person for The Cellular Connection, Ltd., and, as such, has full voting and dispositive control over shares held by The Cellular Connection, Ltd.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended July 31, 2009 and 2008, we paid rent of approximately $25,575 and $96,652, respectively, to a company related to a director.

Included in current liabilities at July 31, 2009 was $341,293 due to The Cellular Connection Ltd., a company owned and controlled by our Chairman and Chief Executive Officer, Mr. Turk. This amount arose from the current portion of the loans from Mr. Stuart Turk.

During the years ended July 31, 2009 and 2008, we paid $0 and $111,289, respectively to The Cellular Connection Ltd., a company owned and controlled by Mr. Turk as described above, for equipment rental.

The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. We believe the terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.

DIRECTOR INDEPENDENCE

As of July 31, 2009, Stuart Turk and Ralph Magid served as our directors. Only Mr. Ralph Magid has been deemed by our board of directors to be an "independent" director, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, Rule 4200(a)(15). We are currently traded on the Pink Sheets under the symbol MTRO.PK. The Pink Sheets do not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

MSCM LLP audited our financial statements for the fiscal years ended July 31, 2008 and reviewed the October 31, 2008, January 31, 2009 and April 31, 2009 quarterly filings.

De Joya Griffith & Company, LLC audited our financial statements for the fiscal year ended July 31, 2009

Fees related to services performed by MSCM and De Joya Griffith in the years ended July 31, 2009 and 2008 were as follows:

                                      2009            2008

Audit Fees                       $   9,000       $  10,000
Audit-Related Fees                       -               -
Tax Fees                                 -               -
All Other Fees                           -               -
Total                            $   9,000       $  10,000

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended July 31, 2009 were pre-approved. No audit, review or attest services were approved in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended July 31, 2009. During the approval process, the Board considered the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees were deemed compatible with the maintenance of that firm's independence, including compliance with rules and regulations of the SEC. Throughout the year, the Board will review any revisions to the estimates of audit fees initially estimated for the engagement.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Balance Sheets at July 31, 2009 and 2008

Statements of Operations for the years ended July 31, 2009 and 2008

Statements of Stockholders' Deficit for the years ended July 31, 2009 and 2008

Statements of Cash Flows for the years ended July 31, 2009 and 2008

Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

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

3.6 Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, dated January 12, 2009 (included as Exhibit
        3.1 to the Form 8-K filed January 30, 2007, and incorporated herein by reference).

4.1 Certificate of Designation of Series A Convertible Preferred Stock (included as Exhibit 4.1 to the Form 10-KSB filed October 27, 2004, and incorporated herein by reference).

4.2 Secured Convertible Term Note between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.1 to the
        Form 8-K filed July 20, 2005, and incorporated herein by reference).

4.3 Secured Revolving Note between the Company and Laurus Master Fund,Ltd., dated July 14, 2005 (included as Exhibit 4.2 to the Form 8-K filed
        July 20, 2005, and incorporated herein by reference).

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

4.13 Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated July 14, 2005 (included as Exhibit 4.12 to the Form 8-K filed July 20, 2005, and incorporated herein by reference.

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

4.21 Omnibus Agreement, dated July 11, 2007 (included as Exhibit 4.7 to the Form 8-K filed July 17, 2007, and incorporated herein by reference).

4.22    Second Omnibus Agreement, dated September 23, 2007 (included as
        Exhibit 4.8 to the Form 8-K filed September 28, 2007, and incorporated herein by reference).

4.23    Third Omnibus Agreement, dated October 15, 2007 (included as Exhibit
        4.9 to the Form 8-K filed October 19, 2007, and incorporated herein by reference).

4.24 Convertible Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated December 6, 2006 (included as Exhibit 4.29 to the Form 10-KSB filed December 12, 2006 and incorporated herein by reference).

4.25 Amended Convertible Promissory Note between the Company and Dutchess Private Equities Fund, L.P., dated March 5, 2008 (included as Exhibit
        4.2 to the Form 8-K filed March 6, 2008 and incorporated herein by reference).

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

23.1    Consent of Independent Registered Public Accounting Firm

23.2    Consent of Independent Registered Public Accounting Firm

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


                                             METRO ONE DEVELOPMENT, INC.

                                             Date:   August 4, 2010

                                             /s/ Stuart Turk
                                             ----------------------------

                                             Stuart Turk
                                             Principal Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By:/s/ Stuart Turk                                             August 4, 2010
-------------------------   President, Chief Executive Officer,---------------
Stuart Turk                 Chairman and Director

By:/s/ Evan Schwartzberg    Chief Financial Officer, Principal August 4, 2010
-------------------------   Accounting Officer                 ---------------
Evan Schwartzberg

By:/s/ Ralph Magid          Director                           August 4, 2010
-------------------------                                      ---------------
Ralph Magid