Form 10-Q
period 2009-10-31
METRO ONE DEVELOPMENT, INC
filed 2010-08-30
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended October 31, 2009

                                      OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

           For the transition period from _________ to __________

                     Commission File Number: 333-61538

                         METRO ONE DEVELOPMENT, INC.
                         ---------------------------
              (Exact name of registrant as specified in its charter)



            DELAWARE                                  98-0231687
      ----------------------                         --------------
   (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)


           125 Avenida Mesita, San Clemente, California 92673
       ---------------------------------------------------------
                  (Address of principal executive offices)

                              (949) 682-7891
                          ---------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
                          ---------------------
(Former name, former address and former fiscal year, if changed since last report)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 25, 2010 the Issuer had 22,495,969 shares of common stock issued and outstanding, par value $0.0001 per share.

                        METRO ONE DEVELOPMENT, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDED OCTOBER 31, 2009



TABLE OF CONTENTS
                                                                          Page

PART I  - FINANCIAL INFORMATION

Item 1  - Balance Sheets as of October 31, 2009 (unaudited)
           and July 31, 2009 (audited).....................................F1

          Statements of Operations for the Three Months
           ended October 31, 2009 and 2008 and from May 1, 2009
           to October 31, 2009 (Unaudited)...................................F2

          Statements of Cash Flows for the Three Months Ended
           October 31, 2009 and 2008 and from May 1, 2009
           to October 31, 2009 (Unaudited)...................................F3

          Notes to Financial Statements (Unaudited)....................F4 - F11


Item 2  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................4

Item 3  - Quantitative and Qualitative Disclosures About Market Risk..........8

Item 4T - Controls and Procedures.............................................9



PART II - OTHER INFORMATION

Item 1  - Legal Proceedings...................................................9

Item 1A - Risk Factors.......................................................10

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds........11

Item 3  - Defaults Upon Senior Securities....................................12

Item 4  - Submission of Matters to a Vote of Security Holders................12

Item 5  - Other Information .................................................12

Item 6  - Exhibits...........................................................12

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                           METRO ONE DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                      October 31,     July 31,
                                                         2009          2009
                                                     (Unaudited)     (Audited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        --   $        --
                                                     ------------  ------------
                Total current assets                          --            --
                                                     ------------  ------------
Total assets                                         $        --   $        --
                                                     ============  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable and accrued expenses        $ 6,257,436   $ 6,202,437
          Accounts payable due to related party          604,000       514,000
          Dividend payable - Series B 1.5%
            convertible preferred stock                  315,000       270,000
        Loans payable to related party                   358,460       341,293
        Legal settlement                               1,243,549     1,243,549
                                                     ------------  ------------
                Total current liabilities              8,778,445     8,571,279
                                                     ------------  ------------

Total liabilities                                      8,778,445     8,571,279
                                                     ------------  ------------

Stockholders' deficit
       Conditionally redeemable convertible
        preferred stock; Series B 1.5%
        convertible preferred stock                    1,000,000     1,000,000
                                                    ------------  ------------
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            0 and 0 issued
             and outstanding, respectively                    --            --

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            22,495,969 and 22,495,969 issued
              and outstanding, respectively                2,249         2,249
        Additional paid-in capital                    21,903,389    21,903,389
        Accumulated other comprehensive income           633,705       595,738
        Accumulated deficit                          (28,955,560)  (28,955,560)
        Accumulated deficit during the development
           stage                                      (3,362,228)   (3,117,095)
                                                     ------------  ------------
                Total stockholders' deficit           (9,778,445)   (9,571,279)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        --   $        --
                                                     ============  ============



The accompanying notes are an integral part of the financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
                        (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                                      For the three months         From
                                        ended October 31,      May 1, 2009 to
                                        2009         2008     October 31, 2009
                                    ------------  ------------  ------------

Sales                               $        --   $        --   $        --
Cost of revenues                             --            --            --
                                    ------------  ------------  ------------
  Gross profit                               --            --            --
                                    ------------  ------------  ------------
Operating expenses
  Selling, general and administrative   200,133       444,764     2,954,365
                                    ------------  ------------  ------------
    Total operating expenses            200,133       444,764     2,954,365
                                    ------------  ------------  ------------
Other income (expense)
  Gain on recovery of previously
    written-off receivable                   --        63,840        98,570
  Loss on settlement                         --            --      (416,433)
                                    ------------  ------------  ------------
  Total other income (expense)               --        63,840      (317,863)
                                    ------------  ------------- ------------

Net loss                               (200,133)     (380,924)   (3,272,228)
Preferred stock dividend                (45,000)      (45,000)      (90,000)
                                    ------------  ------------  ------------
Net loss attributable to
  common stockholders                $ (245,133)    $(425,924)  $(3,362,228)
                                    ============  ============  ============
Earnings per share computation:
  Net loss per common share -
    Basic and diluted                $   ( 0.01)  $    (20.64)
                                    ============  ============
Weighted average common shares
  outstanding - basic and diluted    22,495,969        18,455
                                    ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F2

                         METRO ONE DEVELOPMENT, INC.
                         (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                        For the three months         From
                                           ended October 31,     May 1, 2009 to
                                           2009         2008    October 31, 2009
                                       ------------  -----------  -------------
Cash flows from operating activities:
  Net loss                             $  (200,133)  $ (380,924)   $(3,272,228)
  Adjustments to reconcile net
   loss to net cash used in
    operating activities:
     Stock-based compensation                   --       50,850          3,050
  Interest earned on due from Vital
    Products, Inc.                              --           --              1
  Loss on settlement                            --           --        416,433
  Changes in operating assets and
    liabilities:
     Change in accounts payable
       and accrued expenses                144,999     (419,466)     3,801,503
                                       ------------  ------------  ------------
    Net cash provided by (used in)
          operating activities             (55,134)    (749,540)       228,759
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Payments on long term debt                    --           --         88,705
  Proceeds from related party loan          17,167       (8,487)       110,151
  Advance on bank overdraft                     --        4,894             --
  Dividend paid on preferred stock              --      (45,000)      (180,000)
                                       ------------  ------------  ------------
    Net cash provided by (used in) financing
      activities                            17,167      (48,593)        18,856
                                       ------------  ------------  ------------
Effect of foreign currency exchange         37,967      800,386       (247,646)
Net change in cash                              --        2,253            (31)
Cash, beginning of period                       --           --             31
                                       ------------  ------------  ------------
Cash, end of period                    $        --   $    2,253    $        --
                                       ============  ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F3

METRO ONE DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009 AND 2008
(Unaudited)


1. BASIS OF PRESENTATION AND HISTORY OF THE COMPANY

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended July 31, 2009 of Metro One Development, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2009 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

History of the Company - Metro One Development, Inc., formerly known as On The Go Healthcare, Inc. (the "Company"), formerly doing business as On The Go Technologies Group,was incorporated on July 21, 2000 in the State of Delaware.

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

                                                                             F4

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

On May 1, 2009 we were redefined as a development stage company and on June 1, 2009, the Company began marketing a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions for interfacing with consumers. Thus on May 1, 2009, the Company entered into a development stage accumulating a net loss of $3,362,228 from May 1, 2009 to October 31, 2009.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets, liabilities totaling $8,778,445, and net losses for the three months ended October 31, 2009 totaling $200,133. The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Financial statement items subject to significant management judgment include the allowance for doubtful accounts and stock-based compensation, as well as income taxes and loss contingencies. Actual results could differ from those estimates.

Foreign currency translation - The Company considers the functional currency to be the local currency being Canadian dollars and, accordingly, its financial information is translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of financial statements are included as a component of other comprehensive income (loss) within stockholders' equity.

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

Cash and cash equivalents - Cash equivalents comprise highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At October 31, 2009 and 2008, the Company had no cash equivalents.

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

For non-employee stock-based compensation, we have adopted ASC Topic 505 - Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 505.

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

                                                                             F6

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

New accounting pronouncements

In May 2008, the FASB issued Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)," (codified within ASC 470 -Debt).
This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. The Company adopted FSP APB 14-1 on August 1, 2009. The adoption of APB 14-1 has had no material impact on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (codified within ASC 260 -Earnings Per Share). Securities participating in dividends with common stock according to a formula are participating securities. FSP EITF 03-6-1 determined that unvested shares of restricted stock and stock units with non-forfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This pronouncement takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. The Company adopted FSP EITF 03-06-1 on August 1, 2009. The adoption of FSP EITF 03-6-1 has had no material impact on our financial position, results of operations or cash flows

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP FAS 115-2 and FAS 124-2") (codified within ASC 320 - Investments - Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 on
August 1, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 has had no material impact on the Company's financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly," (codified within ASC 820 - Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. The Company adopted FSP FAS 157 on August 1, 2009. The adoption of FSP FAS 157 has had no material impact on the Company's financial position, results of operations or cash flows.

                                                                            F7

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP FAS 107-1 and APB 28-1") (codified within ASC 825 - Financial Instruments). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted FASP FAS 107-1 and APB 28-1 on
August 1, 2009. The adoption of FSP FAS 107-1 and APB 28-1 has had no material impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 860-10, "Transfers and Servicing", FASB ASC 860-10 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 on August 1, 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on its financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 810-10, "Consolidation", which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 on August 1, 2010. The adoption of FASB ASC 810-is not expected to have a material impact on its financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 105-10, "Generally Accepted Accounting Principles" replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB
ASC 105-10 and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009.
The adoption of FASB ASC 105-10 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

                                                                            F8

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

In August 2009, the FASB issued Accounting Standards Update ("ASU")
No. 2009-05, "Measuring Liabilities at Fair Value," ("ASU 2009-05") (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company will adopt ASU 2009-05 on November 1, 2009. The adoption of this statement is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-01, "Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash,"
("ASU 2010-01"). ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The Company will adopt ASU 2010-01 on February 1, 2010. The adoption of ASU 2010-01 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification," ("ASU 2010-02"). ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The Company will adopt ASU 2010-02 on February 1, 2010. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of ASU 2010-02 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements," ("ASU 2010-06") (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under FAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company will adopt ASU 2010-06 on February 1, 2011. The adoption of ASU 2010-06 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives," ("ASU 2010-11") (codified within ASC 815 - Derivatives and Hedging).
ASU 2010-11 improves disclosures originally required under FAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The Company will adopt ASU 2010-11 on August 1, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

                                                                            F9

In March 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition," ("ASU 2010-17"), which provides guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. Early adoption is permitted. The Company will adopt ASU 2010-17 on August 1, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.


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

Stock options - During the three months ended October 31, 2009 and 2008, the Company granted -0- and -0- options, respectively. As of October 31, 2009 and 2008, the Company had options outstanding of -0- and -0-, respectively.

Warrants - During the three months ended October 31, 2009 and 2008, the Company issued warrants for -0- and -0- shares of common stock, respectively. As of October 31, 2009 and 2008, the Company had warrants outstanding of -0- and -0-, respectively.

4.      PRIOR PERIOD AMOUNTS INCLUDED IN THE DEVELOPMENT STAGE COMPANY

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

These amounts are included in the equity accounts during the entire development stage of the Company. All amounts recorded in the "from May 1, 2009 to October 31, 2009" category as comparative amounts have been accumulated since May 1, 2009.


5. RELATED PARTY TRANSACTIONS

a) During the three months ended October 31, 2009 and 2008 the Company paid rent of approximately $6,928 and $6,756, respectively, to a company related to a director of the Company. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of these transactions were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.
                                                                            F10

b) Included in current liabilities at October 31, 2009 is accounts payable
   $604,000 and   loans payable $358,460 and at July 31, 2009 is accounts
   payable of $514,000 and loans payable of $341,293, which is due to The Cellular Connection Ltd., a Company owned and controlled by the Company's President and CEO. The amounts due to the Cellular Connection Ltd. are non-interest bearing, unsecured and due on demand.


6. GAIN ON RECOVERY OF PREVIOUSLY WRITTEN-OFF RECEIVABLE

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


7. SUBSEQUENT EVENTS

On May 3, 2010, we issued 300,000,000 shares of our common stock for services provided to the Company valued at $300,000.


                                                                            F11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this Form 10-Q and in our Form 10-K filed
August 4, 2010, for the year ended July 31, 2009, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed August 4, 2010, for the year ended
July 31, 2009.


OVERVIEW

History of the Company - Metro One Development, Inc., formerly known as On The Go Healthcare, Inc. (the "Company"), formerly doing business as On The Go Technologies Group,was incorporated on July 21, 2000 in the State of Delaware.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, impairment of long-term assets, stock-based compensation, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

For non-employee stock-based compensation, we have adopted ASC Topic 505 - Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 505.


RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008.

Revenues

We did not generate any revenues from sales for the three month periods ended October 31, 2009 and 2008. As a result of our recent change in business, focusing on interactive media displays, we have not generated any sales from operations.

Cost of Sales

We did not incur any cost of sales for the three month periods ended
October 31, 2009 and 2008. As a result of our recent change in business focus, we have not incurred any cost of sales from operations.

Gross Profit

Our gross profit for the three month periods ended October 31, 2009 and 2008 totaled $0 in each period.

Selling, General and Administrative Expenses

Selling, general and administrative Expenses decreased to $200,133 for the three months ended October 31, 2009, from $444,764 for the three months ended October 31, 2008. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model.

Interest and Financing Expense

Interest and financing expense was $0 for the three month periods ended October 31, 2009 and 2008. No new promissory notes were issued for the three months ended October 31, 2009.

Net loss

Our net loss of $200,133 for the three months ended October 31, 2009, compared to a net loss of $380,924 for the three months ended October 31, 2008, was attributable to a decrease in our administrative expenses.

Liquidity and Capital Resources

As of October 31, 2009, we had current assets of $0 and current liabilities of $8,778,445, resulting in a working capital deficit of $8,778,445.

For the three months ended October 31, 2009, we had cash used in operations in the amount of $55,134, as compared to cash used in operations of $749,540 for the three months ended October 31, 2008. The decrease in the cash used in operations is due to the change in our business model after the sale of our value-added reseller business to FTS Group.

For the three months ended October 31, 2009 and 2008, cash used in investing activities was $0.

For the three months ended October 31, 2009, cash provided by financing activities was $17,167 as compared to cash used in financing activities of $48,593 for the three months ended October 31, 2008. The primary source of financing for the three month period ended October 31, 2009 has been advances from a related party.

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

As of October 31, 2009, the balance due on the Amended and Restated Notes totaled $1,243,549 including outstanding interest and legal fees. A judgment was received by Laurus Master Fund, Ltd., on September 17, 2009, against Metro One Developments, Inc. of $1,243,549.

MATERIAL TRENDS AND UNCERTAINTIES

Effective March 18, 2008, we entered into a binding agreement with FTS Group, Inc. and OTG Technologies Group, Inc., that was subsequently amended on June 6, 2008, whereby we agreed to sell certain assets in our value-added computer reseller business. As part of our decision to sell this business, we determined that it would be in the best interests of our Company and our stockholders to divest of the assets related to our value-added computer reseller business and change our business model to one that focuses on custom building and property development in the Greater Toronto Area in Canada.
On May 1, 2009 we were redefined as a development stage company and on June 1, 2009, the Company began marketing a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions for interfacing with consumers. We have not yet fully established our new business model and do not yet have any projects underway. Additionally, as of August 25, 2010, we did not have sufficient capital to pursue our new line of business. If we do not raise sufficient capital to implement our business plan, we will not be able to generate revenue. However, we will continue to incur expenses in our next fiscal quarter and beyond associated with our remaining assets, overhead costs related to remaining a public company and expenses including salaries and office space for our remaining employees. We may not be successful in raising capital and implementing our new business model and this change in business model will have a material impact on our liquidity, capital resources and results of operations.

Our financial condition is uncertain at this time. On September 17, 2009, Laurus Master Fund, Ltd. was awarded judgment against Metro One Developments, Inc. of $1,243,549. We do not have sufficient assets to pay the judgment and we will likely have to seek bankruptcy protection.
Our Secured Revolving Note with Laurus was our primary source of financing until March 17, 2008. Without this source of funding, we no longer have access to capital to allow us to develop our operations. In addition, having sold our assets as described above, we will not have a significant source of capital until we either raise funds or generate revenues pursuant to our business plan. If we do not raise sufficient funds to cover our debts and overhead, our business will likely fail.

We have, in the past, issued our common stock to employees and consultants to cover a portion of their compensation. As of August 20, 2010, the closing price of our common stock, as quoted on the Pink Sheets, was $0.042. Due to the price of our common stock, we must issue a substantial number of shares to provide adequate compensation to employees and consultants. Due to our limited capital resources, we anticipate continuing to issue common stock to compensate employees and consultants. Our issuances of common stock will dilute the stockholders of our common stock and will likely cause our stock price to decline further. As a result, we determined that it would be in the best interests of our Company and our stockholders to implement a reverse split of our common stock in order to have sufficient stock to use for compensation purposes or to raise capital. Our previous reverse stock splits have resulted in a decline in our stock price and we believe our stock price will likely decline again, particularly if we have not yet implemented our new business model.

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


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the quarter ended October 31, 2009.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T. CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


On September 25, 2008, Laurus Master Fund, Ltd. filed a Complaint in the Supreme Court of the State of New York naming Metro One Development, Inc.
and another party as defendants, alleging a breach of contract and promissory estoppel and sought damages in the amount of $874,471. The claim relates to a $5,500,000 financing agreement we entered into with Laurus on July 14, 2005, as later amended. In its complaint, Laurus alleges that we are in breach of the security agreement by selling substantially all of the assets subject to their security interest and failing to direct all present and future payments constituting collateral into an account under Laurus' control. On September 17, 2009, Laurus Master Fund, Ltd. was awarded judgment against Metro One Developments, Inc. of $1,243,549. We have fully accrued this award in our financial statements at October 31, 2009.

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $509,280 for the initial claim plus estimated interest as of October 31, 2009.
                                       9

On July 15, 2008, EqualLogic Inc. filed a motion against us under our previous trade name of On the Go Healthcare, Inc. in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. We have accrued $727,354 for the initial claim plus estimated interest as of October 31, 2009.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 relating to product we purchased in the beginning of March 2008 and product purchased by another company. We have accrued $95,926 for the initial claim plus estimated interest as of October 31, 2009.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 relating to product we purchased in 2006. We have accrued $40,509 Canadian dollars for the initial claim plus estimated interest as of October 31, 2009.

On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $383,117 Canadian dollars for the initial claim plus estimated interest as of October 31, 2009.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to products we purchased on October 24, 2007 and December 20, 2007. We have accrued $237,524 for the initial claim plus estimated interest as of October 31, 2009.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 relating to products we purchased in March 2008. We have accrued $137,325 for the initial claim plus estimated interest as of October 31, 2009.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under our previous trade name of OTG Digital Media that we had used before selling it to a third party. We have accrued $62,340 for the initial claim plus estimated interest as of October 31, 2009.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 relating to products we purchased November 20, 2006. We have accrued $205,811 for the initial claim plus estimated interest as of October 31, 2009.

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


ITEM 1A. RISK FACTORS

WE HAVE SIGNIFICANT DEBTS THAT WE HAVE BEEN UNABLE TO PAY, WHICH HAS RESULTED IN CLAIMS AND LITIGATION FILED AGAINST US.

At October 31, 2009, we had $8,778,445 of current liabilities, and we have no assets. We have had an ongoing inability to pay for our current obligations. We have received several demand letters for payment, and there have been several complaints filed against us in various courts. Our ongoing inability to pay our debts may affect our ability to secure debt financing in the future. Please see the Legal Proceedings section of this Annual Report for a further discussion of pending claims and litigation against us.

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

As of October 31, 2009 and August 26, 2010, we had 2 employees and 2 part time employees. We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will need to hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of October 31, 2009, we do not have any customers buying advertising in our installations. We may not be able to successfully attract customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

Other than as listed above, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2009.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of October 31, 2009, we are in default with respect to indebtedness described above including indebtedness to Laurus Master Fund, Ltd.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended October 31, 2009, we did not submit any matters to a vote of security holders.


ITEM 5. OTHER INFORMATION.

None.


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


                                             METRO ONE DEVELOPMENT, INC.



Dated: August 30, 2010                        By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: August 30, 2010                        By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer