Form 10-Q
period 2010-01-31
METRO ONE DEVELOPMENT, INC
filed 2010-09-08
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 7, 2010 the Issuer had 322,495,969 shares of common stock issued and outstanding, par value $0.0001 per share.

                        METRO ONE DEVELOPMENT, INC.
                      QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDED JANUARY 31, 2010



TABLE OF CONTENTS
                                                                          Page

PART I  - FINANCIAL INFORMATION

Item 1  - Balance Sheets as of January 31, 2010 (unaudited)
           and July 31, 2009 (audited).......................................F1

          Statements of Operations for the Three and Six Months
           ended January 31, 2010 and 2009 and from May 1, 2009
           to Janaury 31, 2010 (Unaudited)...................................F2

          Statements of Cash Flows for the Six Months Ended
           January 31, 2010 and 2009 and from May 1, 2009
           to January 31, 2010 (Unaudited)...................................F3

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

Item 3  - Defaults Upon Senior Securities....................................12

Item 4  - Submission of Matters to a Vote of Security Holders................12

Item 5  - Other Information .................................................12

Item 6  - Exhibits...........................................................12

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                           METRO ONE DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                      January 31,     July 31,
                                                         2010          2009
                                                     (Unaudited)     (Audited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        --   $        --
                                                     ------------  ------------
                Total current assets                          --            --
                                                     ------------  ------------
Total assets                                         $        --   $        --
                                                     ============  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable and accrued expenses        $ 6,416,786   $ 6,202,437
        Accounts payable due to related party            694,000       514,000
        Dividend payable - Series B 1.5%
            convertible preferred stock                  360,000       270,000
        Loans payable to related party                   374,289       341,293
        Legal settlement                               1,286,013     1,243,549
                                                     ------------  ------------
                Total current liabilities              9,131,088     8,571,279
                                                     ------------  ------------

Total liabilities                                      9,131,088     8,571,279
                                                     ------------  ------------

Stockholders' deficit
       Conditionally redeemable convertible
        preferred stock; Series B 1.5%
        convertible preferred stock                    1,000,000     1,000,000
                                                    ------------  ------------
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            0 and 0 issued
             and outstanding, respectively                    --            --

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            22,495,969 and 22,495,969 issued
              and outstanding, respectively                2,249         2,249
        Additional paid-in capital                    21,903,389    21,903,389
        Accumulated other comprehensive income           523,451       595,738
        Accumulated deficit                          (28,955,560)  (28,955,560)
        Accumulated deficit during the development
           stage                                      (3,604,617)   (3,117,095)
                                                     ------------  ------------
                Total stockholders' deficit          (10,131,088)   (9,571,279)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        --   $        --
                                                     ============  ============



The accompanying notes are an integral part of the financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
                        (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                                      For the three months      For the six months        From
                                        ended January 31,        ended January 31,     May 1, 2009 to
                                        2010         2009         2010       2009     January 31, 2010
                                    ------------  ------------  --------- ----------  ------------


Sales                               $        --   $        --   $      --  $      --  $        --
Cost of revenues                             --            --          --         --           --
                                    ------------  ------------  --------- ----------  ------------
  Gross profit                               --            --          --         --           --
                                    ------------  ------------  --------- ----------  ------------
Operating expenses
  Selling, general and administrative   197,389       232,166     397,522    676,930    3,151,754
                                    ------------  ------------  --------- ----------  ------------
    Total operating expenses            197,389       232,166     397,522    676,930    3,151,754
                                    ------------  ------------  --------- ----------  ------------
Other income (expense)
  Gain on recovery of previously
    written-off receivable                   --        66,840          --    130,680        98,570
  Loss on settlement                         --            --          --         --      (416,433)
                                    ------------  ------------  --------- ----------  ------------
  Total other income (expense)               --        66,840          --    130,680      (317,863)
                                    ------------  ------------- --------- ----------  ------------

Net loss                               (197,389)     (165,326)   (397,522)  (546,250)   (3,469,617)
Preferred stock dividend                (45,000)      (45,000)    (90,000)   (90,000)     (135,000)
                                    ------------  ------------  --------- ----------  ------------
Net loss attributable to
  common stockholders                $ (242,389)    $(210,326)  $(487,522) $(636,250)  $(3,604,617)
                                    ============  ============  ========= ==========  ============
Earnings per share computation:
  Net loss per common share -
    Basic and diluted                $   ( 0.01)  $    ( 4.28)  $   (0.02) $   (7.97)
                                    ============  ============  ========= ==========
Weighted average common shares
  outstanding - basic and diluted    22,495,969        49,165  22,495,969     79,875
                                    ============  ============  ========= ==========


The accompanying notes are an integral part of the
financial statements.                                                        F2

                         METRO ONE DEVELOPMENT, INC.
                         (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                        For the six months         From
                                           ended January 31,     May 1, 2009 to
                                           2010         2009   January 31, 2010
                                       ------------  -----------  -------------
Cash flows from operating activities:
  Net loss                             $  (397,522)  $ (546,250)   $(3,469,617)
  Adjustments to reconcile net
   loss to net cash used in
    operating activities:
     Stock-based compensation                   --       87,510          3,050
  Interest earned on due from Vital
    Products, Inc.                              --           --              1
  Loss on settlement                            --           --        416,433
  Changes in operating assets and
    liabilities:
     Change in accounts payable
       and accrued expenses                436,813      209,853      3,373,317
                                       ------------  ------------  ------------
    Net cash provided by (used in)
          operating activities              39,291     (248,887)       323,184
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Payments on long term debt                    --      (88,705)        88,705
  Proceeds from related party loan          32,996       63,093        125,980
  Advance on bank overdraft                     --      (16,395)            --
  Dividend paid on preferred stock              --           --       (180,000)
                                       ------------  ------------  ------------
    Net cash provided by (used in) financing
      activities                            32,996      (42,007)        34,685
                                       ------------  ------------  ------------
Effect of foreign currency exchange        (72,287)     290,914       (357,900)
                                       ------------  ------------  ------------
Net change in cash                              --           20            (31)
Cash, beginning of period                       --           --             31
                                       ------------  ------------  ------------
Cash, end of period                    $        --   $       20    $        --
                                       ============  ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F3

METRO ONE DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010 AND 2009
(Unaudited)


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2010 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

On May 1, 2009 we were redefined as a development stage company and on June 1, 2009, the Company began marketing a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions for interfacing with consumers. Thus on May 1, 2009, the Company entered into a development stage accumulating a net loss of $3,469,617 from May 1, 2009 to January 31, 2010.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets, liabilities totaling $9,131,088, and net losses for the six months ended January 31, 2010 totaling $397,522. The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents - Cash equivalents comprise highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At January 31, 2010 and 2009, the Company had no cash equivalents.

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

Stock options - During the six months ended January 31, 2010 and 2009, the Company granted -0- and -0- options, respectively. As of January 31, 2010 and 2009, the Company had options outstanding of -0- and -0-, respectively.

Warrants - During the six months ended January 31, 2010 and 2009, the Company issued warrants for -0- and -0- shares of common stock, respectively. As of January 31, 2010 and 2009, the Company had warrants outstanding of -0- and -0-, respectively.

4.      PRIOR PERIOD AMOUNTS INCLUDED IN THE DEVELOPMENT STAGE COMPANY

On May 1, 2009, the Company was redefined as a development stage company in accordance with ASC Topic 915 Development Stage Entities and its requirements. The equity accounts at May 1, 2009 were as follows:

                Common stock                                    $ 2,249
                Additional paid-in capital                   21,903,389
                Accumulated other comprehensive income          595,738
                Accumulated deficit                         (28,955,560)

These amounts are included in the equity accounts during the entire development stage of the Company. All amounts recorded in the "from May 1, 2009 to January 31, 2010" category as comparative amounts have been accumulated since May 1, 2009.


5. RELATED PARTY TRANSACTIONS

a) During the six months ended January 31, 2010 and 2009 the Company paid rent of approximately $14,011 and $12,813, respectively, to a company related to a director of the Company. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of these transactions were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.
                                                                            F10

b) Included in current liabilities at January 31, 2010 is accounts payable $694,000 and loans payable $374,289 and at July 31, 2009 is accounts payable of $514,000 and loans payable of $341,293, which is due to The Cellular Connection Ltd., a Company owned and controlled by the Company's President and CEO. The amounts due to the Cellular Connection Ltd. are non-interest bearing, unsecured and due on demand.


6. GAIN ON RECOVERY OF PREVIOUSLY WRITTEN-OFF RECEIVABLE

During the six months ended January 31, 2009, the Company received 43,000,000 of shares of Vital Product, Inc. with a total fair value of $130,680 as settlement for amounts due from Vital Products, Inc., which were previously written-off during the year ended July 31, 2008. As a result, the Company has recorded a gain for the fair value of these shares totaling $130,680. During the same three months ended January 31, 2009, the Company distributed the 43,000,000 shares of Vital Products, Inc. to pay $130,680 of consulting expenses incurred during this period.


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


RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JANUARY 31, 2010 AND 2009.

Revenues

We did not generate any revenues from sales for the six month periods ended January 31, 2010 and 2009. As a result of our recent change in business, focusing on interactive media displays, we have not generated any sales from operations.

Cost of Sales

We did not incur any cost of sales for the six month periods ended
January 31, 2010 and 2009. As a result of our recent change in business focus, we have not incurred any cost of sales from operations.

Gross Profit

Our gross profit for the six month periods ended January 31, 2010 and 2009 totaled $0 in each period.

Selling, General and Administrative Expenses

Selling, general and administrative Expenses decreased to $397,522 for the six months ended January 31, 2010, from $676,930 for the six months ended January 31, 2009. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model.

Interest and Financing Expense

Interest and financing expense was $0 for the six month periods ended January 31, 2010 and 2009. No new promissory notes were issued for the six months ended January 31, 2010.

Net loss

Our net loss of $397,522 for the six months ended January 31, 2010, compared to a net loss of $546,250 for the six months ended January 31, 2009, was attributable to a decrease in our administrative expenses.

Liquidity and Capital Resources

As of January 31, 2010, we had current assets of $0 and current liabilities of $9,131,088, resulting in a working capital deficit of $9,131,088.

For the six months ended January 31, 2010, we had cash used in operations in the amount of $39,291, as compared to cash used in operations of $248,887 for the six months ended January 31, 2009. The decrease in the cash used in operations is due to the change in our business model after the sale of our value-added reseller business to FTS Group.

For the six months ended January 31, 2010 and 2009, cash used in investing activities was $0.

For the six months ended January 31, 2010, cash provided by financing activities was $32,996 as compared to cash used in financing activities of $42,007 for the six months ended January 31, 2009. The primary source of financing for the six month period ended January 31, 2010 has been advances from a related party.

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

As of January 31, 2010, the balance due on the Amended and Restated Notes totaled $1,286,013 including outstanding interest and legal fees. A judgment was received by Laurus Master Fund, Ltd., on February 1, 2010, against
Metro One Developments, Inc. of $1,286,013.

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

Our financial condition is uncertain at this time. On February 1, 2010, Laurus Master Fund, Ltd. was awarded judgment against Metro One Developments, Inc. of $1,286,013. We do not have sufficient assets to pay the judgment and we will likely have to seek bankruptcy protection.
Our Secured Revolving Note with Laurus was our primary source of financing until March 17, 2008. Without this source of funding, we no longer have access to capital to allow us to develop our operations. In addition, having sold our assets as described above, we will not have a significant source of capital until we either raise funds or generate revenues pursuant to our business plan. If we do not raise sufficient funds to cover our debts and overhead, our business will likely fail.

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


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the quarter ended January 31, 2010.


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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


On September 25, 2008, Laurus Master Fund, Ltd. filed a Complaint in the Supreme Court of the State of New York naming Metro One Development, Inc.
and another party as defendants, alleging a breach of contract and promissory estoppel and sought damages in the amount of $874,471. The claim relates to a $5,500,000 financing agreement we entered into with Laurus on July 14, 2005, as later amended. In its complaint, Laurus alleges that we are in breach of the security agreement by selling substantially all of the assets subject to their security interest and failing to direct all present and future payments constituting collateral into an account under Laurus' control. On September 17, 2009, Laurus Master Fund, Ltd. was awarded judgment against Metro One Developments, Inc. of $1,243,549. On
February 1, 2010, this amount was amended to $1,286,013 for additional interest and fees. We have fully accrued this award in our financial statements at January 31, 2010.

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $539,117 for the initial claim plus estimated interest as of January 31, 2010.

On July 15, 2008, EqualLogic Inc. filed a motion against us under our previous trade name of On the Go Healthcare, Inc. in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. We have accrued $749,393 for the initial claim plus estimated interest as of January 31, 2010.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 relating to product we purchased in the beginning of March 2008 and product purchased by another company. We have accrued $101,546 for the initial claim plus estimated interest as of January 31, 2010.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 relating to product we purchased in 2006. We have accrued $42,252 for the initial claim plus estimated interest as of January 31, 2010.

On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $369,145 for the initial claim plus estimated interest as of January 31, 2010.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to products we purchased on October 24, 2007 and December 20, 2007. We have accrued $248,374 for the initial claim plus estimated interest as of January 31, 2010.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 relating to products we purchased in March 2008. We have accrued $145,371 for the initial claim plus estimated interest as of January 31, 2010.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under our previous trade name of OTG Digital Media that we had used before selling it to a third party. We have accrued $64,229 for the initial claim plus estimated interest as of January 31, 2010.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 relating to products we purchased November 20, 2006. We have accrued $217,869 for the initial claim plus estimated interest as of January 31, 2010.

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


ITEM 1A. RISK FACTORS

WE HAVE SIGNIFICANT DEBTS THAT WE HAVE BEEN UNABLE TO PAY, WHICH HAS RESULTED IN CLAIMS AND LITIGATION FILED AGAINST US.

At January 31, 2010, we had $9,131,088 of current liabilities, and we have no assets. We have had an ongoing inability to pay for our current obligations. We have received several demand letters for payment, and there have been several complaints filed against us in various courts. Our ongoing inability to pay our debts may affect our ability to secure debt financing in the future. Please see the Legal Proceedings section of this Annual Report for a further discussion of pending claims and litigation against us.

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

We will not be able to generate sufficient revenues from our existing operations to fund our capital requirements for the foreseeable future. Accordingly, we will require additional funds to enable us to operate profitably and grow our business. This financing may not be available on terms acceptable to us or at all. We currently have no bank borrowings and it is unlikely that we will be able to arrange debt financing. If we cannot raise additional capital through issuing stock or bank borrowings, we may not be able to sustain or grow our business. If we cannot generate sufficient revenues to cover our overhead, our business may fail and/or we may need to seek bankruptcy protection.


WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND COULD RESULT IN DECREASING REVENUES AS WELL AS A DECREASE IN OUR STOCK PRICE.

As of January 31, 2010 and August 31, 2010, we had 2 employees and 2 part time employees. We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will need to hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of January 31, 2010, we do not have any customers buying advertising in our installations. We may not be able to successfully attract customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

Other than as listed above, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2009.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of January 31, 2010, we are in default with respect to indebtedness described above including indebtedness to Laurus Master Fund, Ltd.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended January 31, 2010, we did not submit any matters to a vote of security holders.


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


                                             METRO ONE DEVELOPMENT, INC.



Dated: September 8, 2010                        By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: September 8, 2010                        By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer