Form 10-Q
period 2010-04-30
METRO ONE DEVELOPMENT, INC
filed 2010-09-16
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 15, 2010 the Issuer had 322,495,969 shares of common stock issued and outstanding, par value $0.0001 per share.

                        METRO ONE DEVELOPMENT, INC.
                       (A Development Stage Company)
                      QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED APRIL 30, 2010



TABLE OF CONTENTS
                                                                          Page

PART I  - FINANCIAL INFORMATION

Item 1  - Balance Sheets as of April 30, 2010 (unaudited)
           and July 31, 2009 (audited).......................................F1

          Statements of Operations for the Three and Nine Months
           ended April 30, 2010 and 2009 and from May 1, 2009
           to April 30, 2010 (Unaudited).....................................F2

          Statements of Cash Flows for the Nine Months Ended
           April 30, 2010 and 2009 and from May 1, 2009
           to April 30, 2010 (Unaudited).....................................F3

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

Item 3  - Defaults Upon Senior Securities....................................12

Item 4  - Submission of Matters to a Vote of Security Holders................12

Item 5  - Other Information .................................................12

Item 6  - Exhibits...........................................................12

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                           METRO ONE DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                      April 30,      July 31,
                                                         2010          2009
                                                     (Unaudited)     (Audited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        --   $        --
                                                     ------------  ------------
                Total current assets                          --            --
                                                     ------------  ------------
Total assets                                         $        --   $        --
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable and accrued expenses        $ 6,856,024   $ 6,202,437
        Accounts payable due to related party            784,000       514,000
        Dividend payable - Series B 1.5%
          convertible preferred stock                    405,000       270,000
        Loans payable to related party                   400,085       341,293
        Legal settlement                               1,344,756     1,243,549
                                                     ------------  ------------
                Total current liabilities              9,789,865     8,571,279
                                                     ------------  ------------

Total liabilities                                      9,789,865     8,571,279
                                                     ------------  ------------

Stockholders' deficit
       Conditionally redeemable convertible
        preferred stock; Series B 1.5%
        convertible preferred stock                    1,000,000     1,000,000
                                                    ------------  ------------
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            0 and 0 issued
             and outstanding, respectively                    --            --

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            22,495,969 and 22,495,969 issued
              and outstanding, respectively                2,249         2,249
        Additional paid-in capital                    21,903,389    21,903,389
        Accumulated other comprehensive income             7,162       595,738
        Accumulated deficit                          (28,955,560)  (28,955,560)
        Accumulated deficit during the development
           stage                                      (3,747,105)   (3,117,095)
                                                     ------------  ------------
                Total stockholders' deficit          (10,789,865)   (9,571,279)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        --   $        --
                                                     ============  ============



The accompanying notes are an integral part of the financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
                       (A Development Stage Company)
                         STATEMENT OF OPERATIONS
                               (Unaudited)



                                      For the three months      For the nine months        From
                                        ended April 30,          ended April 30,      May 1, 2009 to
                                        2010         2009         2010       2009     April 30, 2010
                                    ------------  ------------  --------- ----------  ------------

Sales                               $        --   $        --   $      --  $      --  $        --
Cost of revenues                             --            --          --         --           --
                                    ------------  ------------  --------- ----------  ------------
  Gross profit                               --            --          --         --           --
                                    ------------  ------------  --------- ----------  ------------
Operating expenses
  Selling, general and administrative    97,488       150,316     495,010    827,246    3,249,242
                                    ------------  ------------  --------- ----------  ------------
    Total operating expenses             97,488       150,316     495,010    827,246    3,249,242
                                    ------------  ------------  --------- ----------  ------------
Other income (expense)
  Gain on recovery of previously
    written-off receivable                   --        39,375          --    170,055        98,570
  Loss on settlement                         --            --          --         --      (416,433)
                                    ------------  ------------  --------- ----------  ------------
  Total other income (expense)               --        39,375          --    170,055      (317,863)
                                    ------------  ------------- --------- ----------  ------------

Net loss                                (97,488)     (110,941)   (495,010)  (657,191)   (3,567,105)
Preferred stock dividend                (45,000)      (45,000)   (135,000)  (135,000)     (180,000)
                                    ------------  ------------  --------- ----------  ------------
Net loss attributable to
  common stockholders                $ (142,488)    $(155,941)  $(630,010) $(792,191)  $(3,747,105)
                                    ============  ============  ========= ==========  ============
Earnings per share computation:
  Net loss per common share -
    Basic and diluted                $   ( 0.01)  $    ( 0.01)  $   (0.03) $   (0.14)
                                    ============  ============  ========= ==========
Weighted average common shares
  outstanding - basic and diluted    22,495,969    17,711,086  22,495,969  5,796,191
                                    ============  ============  ========= ==========




The accompanying notes are an integral part of the
financial statements.                                                        F2

                         METRO ONE DEVELOPMENT, INC.
                         (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                        For the nine months         From
                                           ended April 30,      May 1, 2009 to
                                           2010         2009    April 30, 2010
                                       ------------  -----------  -------------
Cash flows from operating activities:
  Net loss                             $  (495,010)  $ (657,191)   $(3,567,105)
  Adjustments to reconcile net
   loss to net cash used in
    operating activities:
      Stock-based compensation                  --       87,510          3,050
      Interest earned on due from Vital
        Products, Inc.                          --           --              1
      Loss on settlement                        --           --        416,433
  Changes in operating assets and
    liabilities:
     Change in accounts payable
       and accrued expenses              1,024,794      356,355      3,961,298
                                       ------------  ------------  ------------
    Net cash provided by (used in)
          operating activities             529,784     (213,326)       813,677
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Payments on long term debt                    --      (88,705)        88,705
  Proceeds from related party loan          58,792       89,465        151,776
  Advance on bank overdraft                     --      (16,395)            --
  Dividend paid on preferred stock              --           --       (180,000)
                                       ------------  ------------  ------------
    Net cash provided by (used in) financing
      activities                            58,792      (15,635)        60,481
                                       ------------  ------------  ------------
Effect of foreign currency exchange       (588,576)     228,992       (874,189)
                                       ------------  ------------  ------------
Net change in cash                              --           31            (31)
Cash, beginning of period                       --           --             31
                                       ------------  ------------  ------------
Cash, end of period                    $        --   $       31    $        --
                                       ============  ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F3

METRO ONE DEVELOPMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
(Unaudited)


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

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2010 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring in nature. Interim results are not necessarily indicative of results of operations for the full year.

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

On May 1, 2009 we were redefined as a development stage company and on June 1, 2009, the Company began marketing a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions for interfacing with consumers. Thus on May 1, 2009, the Company entered into a development stage accumulating a net loss of $3,567,105 from May 1, 2009 to April 30, 2010.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets, liabilities totaling $9,789,865, and net losses for the nine months ended April 30, 2010 totaling $495,010. The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.


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

Cash and cash equivalents - Cash equivalents comprise highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At April 30, 2010 and 2009, the Company had no cash equivalents.

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

In June 2009, the FASB issued FASB ASC 810-10, "Consolidation", which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 on August 1, 2010. The adoption of FASB ASC 810-10 is not expected to have a material impact on its financial position, cash flows or results of operations.

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

Stock options - During the nine months ended April 30, 2010 and 2009, the Company granted -0- and -0- options, respectively. As of April 30, 2010 and 2009, the Company had options outstanding of -0- and -0-, respectively.

Warrants - During the nine months ended April 30, 2010 and 2009, the Company issued warrants for -0- and -0- shares of common stock, respectively. As of April 30, 2010 and 2009, the Company had warrants outstanding of -0- and -0-, respectively.

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

These amounts are included in the equity accounts during the entire development stage of the Company. All amounts recorded in the "from May 1, 2009 to April 30, 2010" category as comparative amounts have been accumulated since
May 1, 2009.


5. RELATED PARTY TRANSACTIONS

a) During the nine months ended April 30, 2010 and 2009 the Company paid rent of approximately $21,299 and $18,847, respectively, to a company related to a director of the Company. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of these transactions were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.
                                                                            F10

b) Included in current liabilities at April 30, 2010 is accounts payable for $784,000 and loans payable for $400,085 and at July 31, 2009 is accounts payable of $514,000 and loans payable of $341,293, which is due to The Cellular Connection Ltd., a Company owned and controlled by the Company's President and CEO. The amounts due to the Cellular Connection Ltd. are non-interest bearing, unsecured and due on demand.


6. GAIN ON RECOVERY OF PREVIOUSLY WRITTEN-OFF RECEIVABLE

During the nine months ended April 30, 2009, the Company received 78,000,000 of shares of Vital Product, Inc. with a total fair value of $170,055 as settlement for amounts due from Vital Products, Inc., which were previously written-off during the year ended July 31, 2008. As a result, the Company has recorded a gain for the fair value of these shares totaling $170,055. During the same nine months ended April 30, 2009, the Company distributed the 78,000,000 shares of Vital Products, Inc. to pay $170,055 of consulting expenses incurred during this period.


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


RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED APRIL 30, 2010 AND 2009.

Revenues

We did not generate any revenues from sales for the nine month periods ended April 30, 2010 and 2009. As a result of our recent change in business, focusing on interactive media displays, we have not generated any sales from operations.

Cost of Sales

We did not incur any cost of sales for the nine month periods ended
April 30, 2010 and 2009. As a result of our recent change in business focus, we have not incurred any cost of sales from operations.

Gross Profit

Our gross profit for the nine month periods ended April 30, 2010 and 2009 totaled $0 in each period.

Selling, General and Administrative Expenses

Selling, general and administrative Expenses decreased to $495,010 for the nine months ended April 30, 2010, from $827,246 for the nine months ended April 30, 2009. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model.

Interest and Financing Expense

Interest and financing expense related to promissory notes were $0 for the nine month periods ended April 30, 2010 and 2009. No new promissory notes were issued for the nine months ended April 30, 2010.

Net loss

Our net loss of $495,010 for the nine months ended April 30, 2010, compared to a net loss of $657,191 for the nine months ended April 30, 2009, was attributable to a decrease in our administrative expenses.

Liquidity and Capital Resources

As of April 30, 2010, we had current assets of $0 and current liabilities of $9,789,865, resulting in a working capital deficit of $9,789,865 as compared to current assets of $0 and current liabilities of 8,571,279, resulting in a working capital deficit of $8,571,279 at July 31, 2009.

For the nine months ended April 30, 2010, we had cash provided by operations in the amount of $529,784, as compared to cash used in operations of $213,326 for the nine months ended April 30, 2009. The increase in cash from operations is due to the appreciation in valuation of the Canadian dollar relative to the United States dollar during the nine months ended April 30, 2009. As the Company's financial statements are reported in United States dollars, unpaid liabilities due in Canadian dollars have increased in value upon translation, which has increased accounts payable and has been primarily responsible for the foreign exchange loss reported in accumulated other comprehensive income. The increase in accounts payable is reported as providing cash from operations in the statement of cash flows.

For the nine months ended April 30, 2010 and 2009, cash used in investing activities was $0.

For the nine months ended April 30, 2010, cash provided by financing activities was $58,792 as compared to cash used in financing activities of $15,635 for the nine months ended April 30, 2009. The primary source of financing for the nine month period ended April 30, 2010 has been advances from a related party.

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

As of April 30, 2010, the balance due on the Amended and Restated Notes totaled $1,344,756 including outstanding interest and legal fees. A judgment was received by Laurus Master Fund, Ltd., on February 1, 2010, against
Metro One Development, Inc. of $1,286,013. We have accrued $1,344,756 for the judgment received plus estimated interest as of April 30, 2010.


MATERIAL TRENDS AND UNCERTAINTIES

Effective March 18, 2008, we entered into a binding agreement with FTS Group, Inc. and OTG Technologies Group, Inc., that was subsequently amended on June 6, 2008, whereby we agreed to sell certain assets in our value-added computer reseller business. As part of our decision to sell this business, we determined that it would be in the best interests of our Company and our stockholders to divest of the assets related to our value-added computer reseller business and change our business model to one that focuses on custom building and property development in the Greater Toronto Area in Canada.
On May 1, 2009 we were redefined as a development stage company and on June 1, 2009, the Company began marketing a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions for interfacing with consumers. We have not yet fully established our new business model and do not yet have any projects underway. Additionally, as of September 15, 2010, we did not have sufficient capital to pursue our new line of business. If we do not raise sufficient capital to implement our business plan, we will not be able to generate revenue. However, we will continue to incur expenses in our next fiscal quarter and beyond associated with our remaining assets, overhead costs related to remaining a public company and expenses including salaries and office space for our remaining employees. We may not be successful in raising capital and implementing our new business model and this change in business model will have a material impact on our liquidity, capital resources and results of operations.

Our financial condition is uncertain at this time. On February 1, 2010, Laurus Master Fund, Ltd. was awarded judgment against Metro One Development, Inc. of $1,286,013. We do not have sufficient assets to pay the judgment and we will likely have to seek bankruptcy protection.
Our Secured Revolving Note with Laurus was our primary source of financing until March 17, 2008. Without this source of funding, we no longer have access to capital to allow us to develop our operations. In addition, having sold our assets as described above, we will not have a significant source of capital until we either raise funds or generate revenues pursuant to our business plan. If we do not raise sufficient funds to cover our debts and overhead, our business will likely fail.

We have, in the past, issued our common stock to employees and consultants to cover a portion of their compensation. As of September 15, 2010, the closing price of our common stock, as quoted on the Pink Sheets, was $0.013. Due to the price of our common stock, we must issue a substantial number of shares to provide adequate compensation to employees and consultants. Due to our limited capital resources, we anticipate continuing to issue common stock to compensate employees and consultants. Our issuances of common stock will dilute the stockholders of our common stock and will likely cause our stock price to decline further. As a result, we determined that it would be in the best interests of our Company and our stockholders to implement a reverse split of our common stock in order to have sufficient stock to use for compensation purposes or to raise capital. Our previous reverse stock splits have resulted in a decline in our stock price and we believe our stock price will likely decline again, particularly if we have not yet implemented our new business model.

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


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the quarter ended April 30, 2010.


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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


On September 25, 2008, Laurus Master Fund, Ltd. filed a Complaint in the Supreme Court of the State of New York naming Metro One Development, Inc.
and another party as defendants, alleging a breach of contract and promissory estoppel and sought damages in the amount of $874,471. The claim relates to a $5,500,000 financing agreement we entered into with Laurus on July 14, 2005, as later amended. In its complaint, Laurus alleges that we are in breach of the security agreement by selling substantially all of the assets subject to their security interest and failing to direct all present and future payments constituting collateral into an account under Laurus' control. On September 17, 2009, Laurus Master Fund, Ltd. was awarded judgment against Metro One Developments, Inc. of $1,243,549. On
February 1, 2010, this amount was amended to $1,286,013 for additional interest and fees. We have accrued $1,344,756 for the initial claim plus estimated interest as of April 30, 2010.

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $593,435 for the initial claim plus estimated interest as of April 30, 2010.
                                       9

On July 15, 2008, EqualLogic Inc. filed a motion against us under our previous trade name of On the Go Healthcare, Inc. in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. We have accrued $772,101 for the initial claim plus estimated interest as of April 30, 2010.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 relating to product we purchased in the beginning of March 2008 and product purchased by another company. We have accrued $111,777 for the initial claim plus estimated interest as of April 30, 2010.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 relating to product we purchased in 2006. We have accrued $45,825 for the initial claim plus estimated interest as of April 30, 2010.

On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $400,361 for the initial claim plus estimated interest as of April 30, 2010.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to products we purchased on October 24, 2007 and December 20, 2007. We have accrued $259,719 for the initial claim plus estimated interest as of April 30, 2010.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 relating to products we purchased in March 2008. We have accrued $160,017 for the initial claim plus estimated interest as of April 30, 2010.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under our previous trade name of OTG Digital Media that we had used before selling it to a third party. We have accrued $66,175 for the initial claim plus estimated interest as of April 30, 2010.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 relating to products we purchased November 20, 2006. We have accrued $239,819 for the initial claim plus estimated interest as of April 30, 2010.

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


ITEM 1A. RISK FACTORS

WE HAVE SIGNIFICANT DEBTS THAT WE HAVE BEEN UNABLE TO PAY, WHICH HAS RESULTED IN CLAIMS AND LITIGATION FILED AGAINST US.

At April 30, 2010, we had $9,789,865 of current liabilities, and we have no assets. We have had an ongoing inability to pay for our current obligations. We have received several demand letters for payment, and there have been several complaints filed against us in various courts. Our ongoing inability to pay our debts may affect our ability to secure debt financing in the future. Please see the Legal Proceedings section of this Annual Report for a further discussion of pending claims and litigation against us.

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

As of April 30, 2010 and September 15, 2010, we had 2 employees and 2 part time employees. We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will need to hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of April 30, 2010, we do not have any customers buying advertising in our installations. We may not be able to successfully attract customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

Other than as listed above, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2009.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of April 30, 2010, we are in default with respect to indebtedness described above including indebtedness to Laurus Master Fund, Ltd.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended April 30, 2010, we did not submit any matters to a vote of security holders.


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


                                             METRO ONE DEVELOPMENT, INC.



Dated: September 16, 2010                        By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: September 16, 2010                        By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer