Form 10-K
period 2010-07-31
METRO ONE DEVELOPMENT, INC
filed 2011-01-10
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                                  (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended July 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]; No [X]

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,539,690
(based on a total of shares of the registrant's common stock held by non-affiliates on January 31, 2010, at the closing price of $0.077 per share)

The number of shares of outstanding common stock of the registrant as of December 10, 2010 was 447,495,969.


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

        ITEM 6.    Selected Financial Data...............................12

        ITEM 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................12

        ITEM 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk...........................................15

        ITEM 8.    Financial Statements and Supplementary Data.....F1 - F12

        ITEM 9.    Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................16

        ITEM 9A(T) Controls and Procedures...............................16

        ITEM 9B.   Other Information.....................................18
PART III
        ITEM 10.   Directors, Executive Officers and Corporate
                   Governance............................................18

        ITEM 11.   Executive Compensation................................20

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............21

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................22

        ITEM 14.   Principal Accounting Fees and Services................23

        ITEM 15.   Exhibits, Financial Statement Schedules...............23

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

OUR BUSINESS

During the fiscal year ended July 31, 2010, we operated primarily as an interactive media display development company specializing in touchless, gesture - hand and body motion enabled software solutions.

SALES AND MARKETING

Our sales and marketing strategies for our new business have been created based on specific target markets. We are currently developing a marketing program to target customers in the Greater Toronto Area. As of July 31, 2010, we did not have any sales representatives in place to further our marketing plans.


EMPLOYEES

As of July 31, 2010 we had 2 full-time employees and 2 part-time employees.

CUSTOMERS

We currently have no advertising revenue.

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

In their report dated January 6, 2011, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended
July 31, 2010. The auditors raised concerns about our ability to continue as a going concern as a result of losses during the year and working capital deficit. The auditors also raised concerns about our need to obtain additional financing to continue our operations. We may not be able to obtain sufficient additional funds in the future. The auditors also state that these conditions cause substantial doubt about our ability to continue as a going concern.
A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

WE HAVE HAD LOSSES SINCE OUR INCEPTION AND EXPECT LOSSES TO CONTINUE IN THE FORESEEABLE FUTURE. WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $1,003,203 for the year ended July 31, 2010 and a net loss of $3,729,286 for the year ended July 31, 2009. Our future operations may not be profitable if we are unable to develop our business. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

WE HAVE SIGNIFICANT DEBTS THAT WE HAVE BEEN UNABLE TO PAY, WHICH HAS RESULTED IN CLAIMS AND LITIGATION FILED AGAINST US.

At July 31, 2010, we had $9,922,838 of current liabilities, and we have no assets. We have had an ongoing inability to pay for our current obligations. We have received several demand letters for payment, and there have been several complaints filed against us in various courts. Our ongoing inability to pay our debts may affect our ability to secure debt financing in the future. Please see the Legal Proceedings section of this Annual Report for a further discussion of pending claims and litigation against us.

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

As of July 31, 2010, our original stockholders own at least 51% of our voting securities. The original stockholders will continue to control our policies and affairs and all corporate actions requiring stockholder approval, including election of directors. Additionally, Mr. Stuart Turk, our Chairman, President and Chief Executive Officer, currently controls a majority of our voting securities. Mr. Turk's holdings may delay, deter or prevent transactions, such as mergers or tender offers that would otherwise benefit investors.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND COULD RESULT IN DECREASING REVENUES AS WELL AS A DECREASE IN OUR STOCK PRICE.

As of July 31, 2010 we had 2 employees and 2 part time employees.
We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will need to hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of July 31, 2010, we do not have any customers buying advertising. We may not be able to successfully attract customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

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

ITEM 2.  PROPERTIES.

We are headquartered in San Clemente, California. We have an oral contract for a month-to-month lease and pay $2,500 per month in rent to a related party. We believe this facility is adequate for our needs for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

On September 25, 2008, Laurus Master Fund, Ltd. filed a Complaint in the Supreme Court of the State of New York naming Metro One Development, Inc.
and another party as defendants alleging breach of contract and promissory estoppel and sought damages in the amount of $874,471. The claim relates to a $5,500,000 financing agreement we entered into with Laurus on July 14, 2005, as later amended. In its complaint, Laurus alleges that we are in breach of the security agreement by selling substantially all of the assets subject to their security interest and failing to direct all present and future payments constituting collateral into an account under Laurus' control. On September 17, 2009, Laurus Master Fund, Ltd. was awarded judgment against Metro One Developments, Inc. of $1,243,549. We have accrued $1,322,619 for the initial claim plus estimated interest as of July 31, 2010.

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 Canadian dollars relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $630,346 Canadian dollars for the initial claim plus estimated interest as of July 31, 2010.

On July 15, 2008, EqualLogic Inc. filed a motion against us under our previous trade name of On the Go Healthcare, Inc. in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. We have accrued $795,496 for the initial claim plus estimated interest as of July 31, 2010.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 Canadian dollars relating to product we purchased in the beginning of March 2008 and product purchased by another company. The Company has accrued $118,730 Canadian dollars for the initial claim plus estimated interest as of July 31, 2010 to account for our estimated liability.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 Canadian dollars relating to product we purchased in 2006. We have accrued $47,959 Canadian dollars for the initial claim plus estimated interest as of July 31, 2010.

On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 Canadian dollars relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $419,010 Canadian dollars for the initial claim plus estimated interest as of July 31, 2010.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to product we purchased on October 24, 2007 and December 20, 2007. We have accrued $271,583 for the initial claim plus estimated interest as of July 31, 2010.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 Canadian dollars relating to product we purchased in March 2008. We have accrued $169,970 Canadian dollars for the initial claim plus estimated interest as of July 31, 2010.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under our previous trade name of OTG Digital Media that we had used before selling it to a third party. We have accrued $68,181 for the initial claim plus estimated interest as of July 31, 2010.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 Canadian dollars relating to product we purchased November 20, 2006. We have accrued $254,736 Canadian dollars for the initial claim plus estimated interest as at July 31, 2010.

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


                                                 High           Low

For the Fiscal Year Ended July 31, 2010

First Quarter ended October 31, 2009            $  0.28         $ 0.035

Second Quarter ended January 31, 2010           $  0.09         $ 0.015

Third Quarter ended April 30, 2010              $  0.089        $ 0.005

Fourth Quarter ended July 31, 2010              $  0.08         $ 0.015


For the Fiscal Year Ended July 31, 2009

First Quarter ended October 31, 2008            $  100          $ 0.10

Second Quarter ended January 31, 2009           $  0.40         $ 0.10

Third Quarter ended April 30, 2009              $  1.04         $ 0.16

Fourth Quarter ended July 31, 2009              $  1.25         $ 0.16

Holders

The number of record holders of our common stock as of December 10, 2010 was approximately 2,500, not including nominees of beneficial owners.

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans as of July 31, 2010:


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
                 =======================  ================  ===================

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended July 31, 2010, we adopted the following stock option plan.

Stock Option Plan                   Number of Shares Authorized for Issuance
                                                 Pursuant to Plan
----------------------------------------------   -----------------------

2010 Stock Option Plan, dated September 22, 2010             500,000,000

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

RECENT SALES OF UNREGISTERED SECURITIES

On May 3, 2010, we issued 300,000,000 restricted shares of our common stock for an aggregate fair value of $300,000 based on the services provided to the Company to consultants to develop the product and market for our interactive displays.

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

At July 31, 2010, we had $9,922,838 of current liabilities, and we have no assets. We have no assets or cash to pay for our current obligations. Our ongoing inability to pay our debts may affect our ability to secure financing for our operations in the future. Please see the Legal Proceedings section of this Annual Report for a further discussion of pending claims and litigation against us.

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

New accounting pronouncements

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13"). ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company's financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

Results of Operations for the Fiscal Year Ended July 31, 2010 Compared to the Fiscal Year Ended July 31, 2009

Revenues:

Revenues from operations were $0 for both the year ended
July 31, 2010 and for the same period in 2009. As a result of our recent change in business focusing on interactive media displays, we have not generated any sales from continuing operations.

Cost of Sales:

Cost of Sales for operations was $0 for the year ended
July 31, 2010 and for the same period in 2009. As a result of our recent change in business focus, we have not incurred any cost of sales from continuing operations.

Depreciation and Amortization:

Depreciation and Amortization expense was $0 for the year ended
July 31, 2010 and for the same period in 2009.

Operating Expenses:

Selling, General and Administrative Expenses for our continuing operations have decreased to $54,475 for the year ended July 31, 2010 from $559,143 for the year ended July 31, 2009 and consulting expenses decreased to $657,105 for the year ended July 31, 2010 from $2,812,766 for the year ended July 31, 2009. The overall decrease in operating costs of $2,660,329 was principally due to a reduction in development costs.

Other Income and Expense:

For year ended July 31, 2010 other income (expense) was $(291,623). This amount comprises estimated interest charges on judgments and claims against Metro One. For the year ended July 31, 2009, other income of $268,625 was recorded as a result of a gain on recovery of previously written-off receivables and a $416,433 loss was recorded as a loss on debt settlement. Interest of $209,569 comprises estimated interest charges on judgments and claims against Metro One.

Net loss:

We had a decrease in our net loss to $1,003,203 for the year ended
July 31, 2010 from $3,729,286 for the year ended July 31, 2009. The decrease in net loss was primarily due to a reduction in development costs.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the fiscal year ended July 31, 2010.

Liquidity and Capital Resources

Until such a time when we are able to generate positive cash flows from operations in an amount sufficient to cover our current liabilities and debt obligations as they become due, we will remain reliant on borrowing funds or selling equity to cover our expenses.

At July 31, 2010, we had $9,922,838 of current liabilities, and we have no assets. We have no assets or cash to pay for our current obligations. Our ongoing inability to pay our debts may affect our ability to secure financing for our operations in the future.

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

                           METRO ONE DEVELOPMENT, INC.
                          (A Development Stage Company)
                                      INDEX
                              July 31, 2010 and 2009

                                                                          Page

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............F1



      FINANCIAL STATEMENTS

      Balance Sheets....................................................... F2

      Statements of Operations............................................. F3

      Statement of Stockholders' Deficit................................... F4

      Statements of Cash Flows............................................. F5

      NOTES TO FINANCIAL STATEMENTS.................................. F6 - F12

Report of Independent Registered Public Accounting Firm


To The Board of Directors and Stockholders
Metro One Development, Inc.
San Clemente, CA 92673

We have audited the accompanying balance sheets of Metro One Development, Inc. (A Development Stage Enterprise) as of July 31, 2010 and 2009, and the related statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended and from May 1, 2009 to July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro One Development, Inc. (A Development Stage Enterprise) as of July 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended and from May 1, 2009 to July 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 6, 2011


                                                                            F1

                     METRO ONE DEVELOPMENT, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS
                              (Audited)

                                                       July 31,       July 31,
                                                         2010           2009
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        --   $        --
                                                     ------------  ------------
                Total current assets                          --            --
                                                     ------------  ------------
Total assets                                         $        --   $        --
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable and accrued expenses        $ 6,868,542   $ 6,202,437
        Accounts payable due to related parties          874,000       514,000
        Dividend payable - Series B 1.5%
          Convertible preferred stock                    450,000       270,000
        Due to related parties                           407,677       341,293
        Legal settlement                               1,322,619     1,243,549
                                                     ------------  ------------
                Total current liabilities              9,922,838     8,571,279


Total liabilities                                      9,922,838     8,571,279
                                                     ------------  ------------

Stockholders' deficit
       Conditionally redeemable convertible
        preferred stock; Series B 1.5%
        convertible preferred stock                    1,000,000     1,000,000

        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            0 and 0 issued
             and outstanding, respectively                    --            --

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            322,495,969 and 22,495,969 issued and
              outstanding, respectively                   32,249         2,249
        Additional paid-in capital                    22,173,389    21,903,389
        Accumulated other comprehensive income           127,382       595,738
        Accumulated deficit                          (28,955,560)  (28,955,560)
        Accumulated deficit during the development
           stage                                      (4,300,298)   (3,117,095)
                                                     ------------  ------------
                Total stockholders' deficit          (10,922,838)   (9,571,279)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        --   $        --
                                                     ============  ============

The accompanying notes are an integral part of the financial
statements.                                                                  F2

                              METRO ONE DEVELOPMENT, INC.
                            (A Development Stage Company)
                               Statements of Operations
                               and Comprehensive Loss
                                      (Audited)

                                         For the years                From
                                         ended July 31,        May 1, 2009 to
                                       2010         2009       July 31, 2010
                                    ------------  ------------ -------------

Sales                               $        --   $         --  $         --
Cost of revenues                             --             --            --
                                    -----------   ------------  ------------
     Gross profit                            --             --            --
                                    -----------   ------------  ------------
Operating expenses
     Depreciation and amortization           --             --            --
     Consulting                         657,105      2,812,766     3,132,275
     Selling, general
       and administrative                54,475        559,143       154,123
                                    -----------   ------------  ------------
       Total operating
         expenses                       711,580      3,371,909     3,286,398
                                    -----------   ------------  ------------
Other income (expense)
     Gain on recovery of
       previously written-off
       receivable                            --       268,625        98,570
     Interest                          (291,623)     (209,569)     (471,037)
     Loss on settlement                      --      (416,433)     (416,433)
                                    ------------  ------------  ------------
       Total other
         income (expense)              (291,623)     (357,377)     (788,900)
                                    ------------  ------------  ------------
Net loss                             (1,003,203)   (3,729,286)   (4,075,298)
Preferred stock dividend               (180,000)     (180,000)     (225,000)
                                    ------------  ------------ -------------
Net loss attributable to
  common stockholders                (1,183,203)   (3,909,286)   (4,300,298)
                                    ------------  ------------ -------------
Other comprehensive income (loss)
    Foreign currency
    translation adjustments            (468,356)       33,397     1,244,315
Comprehensive loss                  $(1,651,559)  $(3,875,889)  $(3,055,983)
                                   =============  ============ =============
 Net loss
    attributable to
    common
    stockholders per share          $     (0.01)  $     (0.39)
                                   =============  ============
Weighted average common
  shares outstanding -
  basic and diluted                  97,290,488     10,012,648
                                   =============  =============

The accompanying notes are an integral part of the financial statements      F3

                           METRO ONE DEVELOPMENT, INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                  For the years ended July 31, 2010 and 2009

                                                                                   Accumulated
                                                                     Accumulated   Deficit
                                                       Additional    Other         During the                 Total
                   Preferred Stock     Common Stock    Paid-in       Comprehensive Development Accumulated    Stockholders'
                   Shares  Amount     Shares  Amount   Capital       Income(Loss)  Stage       Deficit        Equity
                ---------  ------- ---------- --------  --------     -------------  ----------- -------------  -----------

Balance,
 July 31, 2008   224,139    $2,291        657  $   -   $21,812,787    $ 562,341     $       -    $(28,163,369) $(5,785,950)

Issuance of
 common stock
  for services         -        -      73,412       7       87,503           -             -              -        87,510

Conversion of Series A
 preferred stock
  into common
  stock         (224,139)  (2,291) 22,413,900   2,241           50           -             -              -             -

Issuance of
 common stock
  for services         -        -       8,000       1        3,049           -             -              -         3,050

Dividend paid
 preferred stock,
 Series B              -        -           -       -            -           -       (45,000)      (135,000)     (180,000)

Foreign currency
 translation           -        -           -       -            -      33,397             -              -        33,397

Net loss               -        -           -       -            -           -    (3,072,095)      (657,191)   (3,729,286)
                ---------  ------- ---------- ------- ------------    --------   -----------   -------------   -----------
Balance,
 July 31  2009         -        -  22,495,969   2,249   21,903,389     595,738    (3,117,095)   (28,955,560)   (9,571,279)
                ---------  ------- ---------- ------- -------------   --------   -----------   -------------   -----------
Issuance of
 common stock
  for services         -        - 300,000,000  30,000      270,000           -             -              -       300,000

Dividend paid
 preferred stock,
 Series B              -        -           -      -             -           -      (180,000)             -      (180,000)

Foreign currency
 translation           -        -           -      -             -    (468,356)            -              -      (468,356)

Net loss               -        -           -      -             -           -    (1,003,203)             -    (1,003,203)
                ---------  ------- ---------- ------  ------------    --------   -----------   -------------   -----------
Balance,
 July 31, 2010         -   $    - 322,495,969 $32,249 $ 22,173,389    $127,382   $(4,300,298)  $(28,955,560)  $(10,922,838)
                =========  ======= ========== ======= ============    ========   ===========    ============   ===========



The accompanying notes are an integral part of the financial statements      F4

                              METRO ONE DEVELOPMENT, INC.
                             (A Development Stage Company)
                               Statements of Cash Flows
                                       (Audited)


                                                    For the years                From
                                                    ended July 31,         May 1, 2009 to
                                                  2010         2009        July 31, 2010
                                              ------------  ------------   -------------

Cash flows from operating activities:
  Net loss                                  $  (1,003,203)  $ (3,729,286)   $(4,075,298)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Stock-based compensation and
        consideration for services rendered       300,000         90,560        303,050
      Loss on settlement                                         416,433        416,433
            Interest earned on due from Vital
        Products, Inc.                                  -              1              1
   Changes in operating assets and liabilities:
      Change in accounts payable and accrued
        expenses                                1,105,175      3,292,859      4,041,679
                                            -------------    ------------   ------------
        Net cash provided by
          operating activities                    401,972         70,567        685,865
                                            -------------    ------------   ------------
Cash flows from financing activities:
  Proceeds from related party loan                 66,384        182,449        159,368
  Proceeds from long term debt                          -              -         88,705
  Advance on bank overdraft                             -        (16,395)             -
  Dividend on preferred stock                           -       (180,000)      (180,000)
                                             -------------    ------------   ------------
        Net cash provided by(used in) by financing
          activities                               66,384        (13,946)        68,073
                                             -------------    ------------   ------------
Effect of foreign currency exchange              (468,356)       (56,621)      (753,969)
                                             -------------    ------------   ------------
Net change in cash                                      -              -            (31)
Cash, beginning of period                               -              -             31
                                             -------------    -------------  ------------
Cash, end of period                            $        -     $        -     $        -
                                             =============    =============  ============


The accompanying notes are an integral part of the financial statements.     F5

                                 METRO ONE DEVELOPMENT, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       July 31, 2010
                                         (Audited)


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

On May 1, 2009 we were redefined as a development stage company and on June 1, 2009, the Company began marketing a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions for interfacing with consumers. Thus on May 1, 2009, the Company entered into a development stage accumulating a net loss of $4,300,298 from May 1, 2009 to July 31, 2010.

                                                                             F6

2.  SIGNIFICANT ACCOUNTING POLICIES

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets, liabilities totaling $9,922,838, and net losses for the year ended July 31, 2010 totaling $1,003,203. The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Reclassification - Accounts payable and accrued expense of $6,986,437 recorded in the July 31, 2009 balance sheet of the Company have been reclassified as Accounts payable and accrued expenses of $6,202,437, Accounts payable due to related parties of $514,000 and Dividend payable - Series B 1.5% convertible preferred stock of $270,000 in the comparative figures in the July 31, 2010 balance sheet.

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

Cash and cash equivalents - Cash equivalents comprise highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At July 31, 2010 and 2009, the Company had no cash equivalents.

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

                                                                             F7

Fair Value of Financial Instruments

The Company's financial instruments comprise accounts payable and accrued expenses, accounts payable due to related parties, dividends payable, due to related party and legal settlement. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term maturity of these instruments. In management's opinion, the fair value of these financial instruments is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect of these financial instruments.

Income taxes - The Company accounts for its income taxes in accordance ASC Topic 740 - Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of July 31, 2010, the Company has available for income tax purposes a net operating loss carry forward of approximately $18,805,489, expiring in the years from 2010 to 2030, that may be used to offset taxes on future taxable income. As of July 31, 2010, the Company has provided a valuation reserve against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the limited earning history of the Company, it is more likely than not that the benefits will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2010 and 2009 are as follows:

                                                   2010              2009
                                            -----------       -----------
        Non-capital losses carry forward    $18,805,489       $17,802,286
                                            -----------       -----------
        Enacted tax rate - 34% and 34%,
           respectively
          Deferred tax assets                 6,393,866         6,052,777
          Less:  Valuation allowance         (6,393,866)       (6,052,777)
                                            -----------       -----------
                                            $         -       $         -
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

The effective income tax rate for the years ended July 31, 2010 and 2009 was 34% and 34%, respectively.

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

                                                                             F8

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


New accounting pronouncements

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13"). ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company's financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                                                            F9

2.  DUE TO RELATED PARTY

Loans payable to related party totaling $407,677 and $341,293 at July 31, 2010 and 2009, respectively, are comprised of advances from a business entity which the Company's Chief Executive Officer and President is an owner. The advances are due on demand, unsecured and non-interest bearing.


3.  STOCKHOLDERS' EQUITY

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

                                                                            F10

During the year ended July 31, 2009 the Company issued 73,412 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $87,510 based on the quoted market price of the shares at time of issuance.

During the year ended July 31, 2009 the Company issued 8,000 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $3,050 based on the quoted market price of the shares at time of issuance.

On February 19, 2009, the Company converted 224,139 of preferred stock owned by the Company's President and CEO into 22,413,900 shares of common stock.

On May 3, 2010, we issued 300,000,000 shares of our common stock for an aggregate fair value of $300,000 based on the services provided to the Company to consultants to develop the product and market for our interactive displays.

Stock options - During the years ended July 31, 2010 and 2009, the Company granted -0- and -0- options, respectively. As of July 31, 2010 and 2009, the Company had options outstanding of -0- and -0-, respectively.

Warrants - During the year ended July 31, 2010 and 2009, the Company issued warrants for -0- and -0- shares of common stock. As of July 31, 2010 and 2009, the Company had warrants outstanding of -0- and -0-, respectively.

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

These amounts are included in the equity accounts during the entire development stage of the Company. All amounts recorded in the "from May 1, 2009 to July 31, 2010" category as comparative amounts have been accumulated since
May 1, 2009.

5. RELATED PARTY TRANSACTIONS

a) During the years ended July 31, 2010 and 2009, the Company paid rent of approximately $28,471 and $25,575, respectively, to a company related to a director of the Company. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of these transactions were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.

                                                                            F11

b) Included in current liabilities at July 31, 2010 and 2009 are notes payable of $407,677 and $341,293 and accounts payable of $874,000 and $514,000, respectively, which are due to the Company's President and CEO and The
    Cellular   Connection Ltd., a Company owned and controlled by the Company's
    President and CEO. These amounts are non-interest bearing, unsecured and due on demand.

6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

7. SUBSEQUENT EVENT

On October 4, 2010, we issued 125,000,000 shares of our common stock for services provided to the Company valued at $12,500.

                                                                            F12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 9, 2010, MSCM LLP, principal accountant of Metro One Development, Inc. (the "Company"), notified the Board of Directors of the Company that they were withdrawing as auditors for the Corporation.

MSCM LLP audited the Company's financial statements for the fiscal year ending July 31, 2008. Except as reported in the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2008, which stated that "the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern" and that "the Company has incurred significant losses from operations, anticipates additional losses in the next fiscal year, and has insufficient working capital as of July 31, 2008 to fund the anticipated losses, these conditions raise substantial doubt as to the ability of the Company to continue as a going concern," MSCM LLPs' report on the Company's financial statements for the fiscal year ended July 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer has held for the past five years as of July 31, 2010. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.


     NAME               AGE     POSITION                        Director Since
--------------------    ---     -------------------------       --------------
Stuart Turk             42      President, Chairman,            2000
                                Chief Executive Officer,
                                Secretary, Treasurer and
                                Director

Evan Schwartzberg,      43      Chief Financial Officer
BA, CCM

Ralph Magid, B.A.Sc.,   64      Director                        2000
MBA, P.Eng, P.E.O



BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

STUART TURK. Mr. Turk has been our Chairman, President and Chief Executive Officer since July 2000. Mr. Turk founded The Cellular Connection Ltd., a manufacturer of mounting accessories and packaging for cellular phones in May 1988. He currently serves as the Chief Executive Officer of The Cellular Connection.

EVAN SCHWARTZBERG. Mr. Schwartzberg has been our Chief Financial Officer since July 2000. Prior to January 31, 2006, Mr. Schwartzberg worked for the TD Bank Financial Group as a Senior Cash Manager, previously the Manager of Corporate Cash Management of Canada Trust, within the Treasury and Balance Sheet Management group of the Finance Division. Prior to such time, and since 1989, Mr. Schwartzberg was a Senior Cash Manager of Canada Trust.
Mr. Schwartzberg holds an Economics degree from the University of Toronto, passed the Canadian Securities Course from the Canadian Securities Institute, and earned the Certified Cash Manager designation from the Association for Financial Professionals, a U.S. based organization.

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

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of July 31, 2010, Mr. Magid has been designated as the Board's "audit committee financial expert" as defined in
Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. Magid is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. Magid's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon.
Mr. Magid has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Magid has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2010 and 2009 to our Principal Executive Officer and our Chief Financial Officer, referred to herein as our "Named Executive Officers." No other executive officer or employee earned over $100,000 in the last completed fiscal year.



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

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Stuart
Turk,
Chief
Executive
Officer    2010 $      0                               $     0       $      0
           2009 $      0                               $     0       $      0


Evan
Schwartzberg,
Chief
Financial
Officer    2010 $      0                               $     0       $      0
           2009 $      0                               $     0       $      0
-------------------------------------------------------------------------------

NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS

We do not currently have any employment agreements, oral or written, with any of our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of July 31, 2010, our named executive officer did not have any equity awards outstanding.

Potential Payments Upon Termination or Change of Control

We do not have any potential payments upon termination or change of control.

DIRECTOR COMPENSATION

We do not currently have any formal arrangements to compensate our directors. From time to time, we may compensate our directors in shares of our common stock to preserve capital to grow our company. We did not compensate our directors for their services during the fiscal years ended July 31, 2010 or July 31, 2009.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 10, 2010, by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee,
(iii) each of the Named Executive Officers named in the Summary Compensation Table who were serving as executive officers at the end of the July 31, 2010 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 10, 2010, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 10, 2010, and exercisable or convertible within 60 days thereafter.

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner (1)        nature of            class (2)
                                              beneficial
                                              owner


Common            Stuart Turk (3)           202,500,000                31.27 %

Common            The Cellular Connection,  202,500,000                31.27 %
                  Ltd.(4)

Common            Evan Schwartzberg                   0                     *

Common            Ralph Magid                         1                     *

All officers and directors
as a group (3 persons)                      202,500,001                31.27 %

* less than 1%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Metro One Development, Inc., 125 Avenida Mesita, San Clemente, California 92673.

(2) Beneficial ownership is determined in accordance with the rules of the SEC based on 447,495,969 shares of common stock issued and outstanding on December 10, 2010.

(3) Mr. Turk's beneficial ownership is comprised of 0 shares of common stock owned directly. In addition, Mr. Turk is the sole control person for The Cellular Connection, Ltd., and, as such, has full voting and dispositive control over shares held by The Cellular Connection, Ltd.
    The Cellular Connection, Ltd. owns 2,500,000 shares of common stock as well as 1,000 shares of Series B 1.5% Convertible Preferred Stock that can convert into 200,000,000 shares of common stock, all of which are beneficially owned by Mr. Turk.

(4) The Cellular Connection, Ltd. owns 2,500,000 shares of common stock as well as 1,000 shares of Series B 1.5% Convertible Preferred Stock that can convert into 200,000,000 shares of common stock. Mr. Turk is the sole control person for The Cellular Connection, Ltd., and, as such, has full voting and dispositive control over shares held by The Cellular Connection, Ltd.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended July 31, 2010 and 2009, we paid rent of approximately $28,471 and $25,575, respectively, to a company related to a director.

Included in current liabilities at July 31, 2010 and 2009 are notes payable of $407,677 and $341,293 and accounts payable of $874,000 and $514,000, respectively, which are due to the Company's President and CEO and The Cellular Connection Ltd., a Company owned and controlled by the Company's President and CEO. These amounts are non-interest bearing, unsecured and due on demand.

The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. We believe the terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.

DIRECTOR INDEPENDENCE

As of July 31, 2010, Stuart Turk and Ralph Magid served as our directors. Only Mr. Ralph Magid has been deemed by our board of directors to be an "independent" director, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, Rule 4200(a)(15). We are currently traded on the Pink Sheets under the symbol MTRO.PK. The Pink Sheets do not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

DeJoya Griffith and Company audited our consolidated financial statements for the fiscal years ended July 31, 2010 and July 31, 2009.

Fees related to services performed by DeJoya Griffith and Company, LLC in the years ended July 31, 2010 and July 31, 2009 were as follows:

                                      2010            2009

Audit Fees                       $  10,000         $ 9,000
Audit-Related Fees                       -               -
Tax Fees                                 -               -
All Other Fees                           -               -
Total                            $  10,000         $ 9,000

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended July 31, 2010 were pre-approved. No audit, review or attest services were approved in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended July 31, 2010. During the approval process, the Board considered the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees were deemed compatible with the maintenance of that firm's independence, including compliance with rules and regulations of the SEC. Throughout the year, the Board will review any revisions to the estimates of audit fees initially estimated for the engagement.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at July 31, 2010 and 2009

Statements of Operations for the years ended July 31, 2010 and 2009

Statements of Stockholders' Deficit for the years ended July 31, 2010 and 2009

Statements of Cash Flows for the years ended July 31, 2010 and 2009

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

10.18 Metro One Development, Inc. September 2010 Stock Option Plan, dated September 22, 2010 (included as Exhibit 10.1 to the Form S-8 filed September 22, 2010, and incorporated herein by reference).

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

                                             Date:   January 10, 2011

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


SIGNATURE                  TITLE                                   DATE


By:/s/ Stuart Turk                                            January 10, 2011
-------------------------  President, Chief Executive Officer,-----------------
Stuart Turk                Chairman and Director

By:/s/ Evan Schwartzberg   Chief Financial Officer, Principal January 10, 2011
-------------------------  Accounting Officer                 -----------------
Evan Schwartzberg

By:/s/ Ralph Magid         Director                           January 10, 2011
-------------------------                                     -----------------
Ralph Magid