Form 10-Q
period 2010-10-30
METRO ONE DEVELOPMENT, INC
filed 2011-01-14
CIK 1126302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 17, 2010 the Issuer had 447,495,969 shares of common stock issued and outstanding, par value $0.0001 per share.

                        METRO ONE DEVELOPMENT, INC.
                      (A Development Stage Company)
                      QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDED OCTOBER 31, 2010



TABLE OF CONTENTS
                                                                          Page

PART I  - FINANCIAL INFORMATION

Item 1  - Balance Sheets as of October 31, 2010 (unaudited)
           and July 31, 2010 (audited).......................................F1

          Statements of Operations for the Three Months
           ended October 31, 2010 and 2009 and from May 1, 2009
           to October 31, 2010 (Unaudited)...................................F2

          Statements of Cash Flows for the Three Months Ended
           October 31, 2010 and 2009 and from May 1, 2009
           to October 31, 2010 (Unaudited)...................................F3

          Notes to Financial Statements (Unaudited).....................F4 - F8


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

Item 3  - Defaults Upon Senior Securities....................................12

Item 4  - Submission of Matters to a Vote of Security Holders................12

Item 5  - Other Information .................................................12

Item 6  - Exhibits...........................................................12

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           METRO ONE DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                      October 31,     July 31,
                                                         2010          2010
                                                     (Unaudited)     (Audited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $        --   $        --
                                                     ------------  ------------
                Total current assets                          --            --
                                                     ------------  ------------
Total assets                                         $        --   $        --
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable and accrued expenses        $ 7,033,922   $ 6,868,542
        Accounts payable due to related party            964,000       874,000
        Dividend payable - Series B 1.5%
          convertible preferred stock                    495,000       450,000
        Loans payable to related party                   434,153       407,677
        Legal settlement                               1,352,602     1,322,619
                                                     ------------  ------------
                Total current liabilities             10,297,677     9,922,838
                                                     ------------  ------------

Total liabilities                                     10,297,677     9,922,838
                                                     ------------  ------------

Stockholders' deficit
       Conditionally redeemable convertible
        preferred stock; Series B 1.5%
        convertible preferred stock                    1,000,000     1,000,000
                                                    ------------  ------------
        Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            0 and 0 issued
             and outstanding, respectively                    --            --

        Common stock; $0.0001 par value;
          1,000,000,000 shares authorized,
            447,495,969 and 322,495,969 issued
              and outstanding, respectively               44,749        32,249
        Additional paid-in capital                    22,285,889    22,173,389
        Accumulated other comprehensive income            38,900       127,382
        Accumulated deficit                          (28,955,560)  (28,955,560)
        Accumulated deficit since reentering
           development stage                          (4,693,655)   (4,300,298)
                                                     ------------  ------------
                Total stockholders' deficit          (11,297,677)  (10,922,838)
                                                     ------------  ------------
Total liabilities and stockholders' deficit          $        --   $        --
                                                     ============  ============

The accompanying notes are an integral part of the financial
statements.                                                                  F1

                        METRO ONE DEVELOPMENT, INC.
                        (A Development Stage Company)
                         STATEMENTS OF OPERATIONS AND
                             COMPREHENSIVE LOSS
                               (Unaudited)

                                                            Cumulative amounts
                                                             Since Reentering
                                      For the three months   Development Stage
                                        ended October 31,      May 1, 2009 to
                                        2010         2009     October 31, 2010
                                    ------------  ------------  ------------

Sales                               $        --   $        --   $        --
Cost of revenues                             --            --            --
                                    ------------  ------------  ------------
  Gross profit                               --            --            --
                                    ------------  ------------  ------------
Operating expenses
  Consulting                            215,000        90,000     3,347,275
  Selling, general and administrative       109        23,370       154,232
                                    ------------  ------------  ------------
    Total operating expenses            215,109       113,370     3,501,507
                                    ------------  ------------  ------------
Other income (expense)
  Gain on recovery of previously
    written-off receivable                   --            --        98,570
  Interest                             (133,248)      (86,763)     (604,285)
  Loss on settlement                         --            --      (416,433)
                                    ------------  ------------  ------------
  Total other income (expense)         (133,248)      (86,763)     (922,148)
                                    ------------  ------------- ------------

Net loss                               (348,357)     (200,133)   (4,423,655)
Preferred stock dividend                (45,000)      (45,000)     (270,000)
                                    ------------  ------------  ------------
Net loss attributable to
  common stockholders                $ (393,357)    $(245,133)  $(4,693,655)
                                    ------------  ------------  ------------
Other comprehensive income (loss)
    Foreign currency
    translation adjustments             (88,482)       37,397     1,332,797
Comprehensive loss                    $(481,839)    $(207,736)  $(3,360,858)
                                    ============  ============  ============

Earnings per share computation:
  Net loss per common share -
    Basic and diluted                $    (0.00)  $     (0.01)
                                    ============  ============
Weighted average common shares
  outstanding - basic and diluted    359,180,752    22,495,969
                                    ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F2

                         METRO ONE DEVELOPMENT, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                         For the three months         From
                                           ended October 31,     May 1, 2009 to
                                           2010         2009    October 31, 2010
                                       ------------  -----------  -------------
Cash flows from operating activities:
  Net loss                             $  (348,357)  $ (200,133)   $(4,423,655)
  Adjustments to reconcile net
   loss to net cash used in
    operating activities:
     Stock-based compensation              125,000           --        428,050
  Interest earned on due from Vital
    Products, Inc.                              --           --              1
  Loss on settlement                            --           --        416,433
  Changes in operating assets and
    liabilities:
     Change in accounts payable
       and accrued expenses                285,363      144,999      4,327,042
                                       ------------  ------------  ------------
    Net cash provided by (used in)
          operating activities              62,006      (55,134)       747,871
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Payments on long term debt                    --           --         88,705
  Proceeds from related party loan          26,476       17,167        185,844
  Dividend paid on preferred stock              --           --       (180,000)
                                       ------------  ------------  ------------
    Net cash provided by (used in) financing
      activities                            26,476       17,167         94,549
                                       ------------  ------------  ------------
Effect of foreign currency exchange        (88,482)      37,967       (842,451)
Net change in cash                              --           --            (31)
Cash, beginning of period                       --           --             31
                                       ------------  ------------  ------------
Cash, end of period                    $        --   $       --    $        --
                                       ============  ============  ============

The accompanying notes are an integral part of the
financial statements.                                                        F3

METRO ONE DEVELOPMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010 AND 2009
(Unaudited)


1. BASIS OF PRESENTATION AND HISTORY OF THE COMPANY

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended July 31, 2010 of Metro One Development, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2010 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

On May 1, 2009 we were redefined as a development stage company and on June 1, 2009, the Company began marketing a series of interactive media displays, specializing in touchless, gesture - hand and body motion enabled software solutions for interfacing with consumers. Thus on May 1, 2009, the Company entered into a development stage accumulating a net loss of $4,423,655 from May 1, 2009 to October 31, 2010.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets, liabilities totaling $10,297,677 and net losses for the three months ended October 31, 2010 totaling $348,357. The Company's ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents - Cash equivalents comprise highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At October 31, 2010 and 2009, the Company had no cash equivalents.

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

New accounting pronouncements

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 did not have a material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13"). ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company's condensed consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 did not have a material impact on our financial position, results of operations or cash flows.

                                                                            F7

3. STOCKHOLDERS' EQUITY

On October 4, 2010, we issued 125,000,000 shares of our common stock for an aggregate fair value of $125,000 based on the services provided to the Company to consultants to develop the product and market for our interactive displays.

Stock options - During the three months ended October 31, 2010 and 2009, the Company granted -0- and -0- options, respectively. As of October 31, 2010 and 2009, the Company had options outstanding of -0- and -0-, respectively.

Warrants - During the three months ended October 31, 2010 and 2009, the Company issued warrants for -0- and -0- shares of common stock, respectively. As of October 31, 2010 and 2009, the Company had warrants outstanding of -0- and -0-, respectively.

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

These amounts are included in the equity accounts during the entire development stage of the Company. All amounts recorded in the "from May 1, 2009 to October 31, 2010" category as comparative amounts have been accumulated since May 1, 2009.


5. RELATED PARTY TRANSACTIONS

a) During the three months ended October 31, 2010 and 2009 the Company paid rent of approximately $7,221 and $6,928, respectively, to a company related to a director of the Company. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. Management believes the terms of these transactions were more favorable to the Company than would have been attained had the transactions been negotiated at arm's length.


5. RELATED PARTY TRANSACTIONS (continued)

b) Included in current liabilities at October 31, 2010 is accounts payable $964,000 and loans payable $434,153 and at July 31, 2010 is accounts payable of $874,000 and loans payable of $407,677, which is due to The Cellular Connection Ltd., a Company owned and controlled by the Company's President and CEO. The amounts due to the Cellular Connection Ltd. are non-interest bearing, unsecured and due on demand.

                                                                            F8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this Form 10-Q and in our Form 10-K filed
January 10, 2011, for the year ended July 31, 2010, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed January 10, 2011, for the year ended
July 31, 2010.


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


RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009.

Revenues

We did not generate any revenues from sales for the three month periods ended October 31, 2010 and 2009. As a result of our recent change in business, focusing on interactive media displays, we have not generated any sales from operations.

Cost of Sales

We did not incur any cost of sales for the three month periods ended
October 31, 2010 and 2009. As a result of our recent change in business focus, we have not incurred any cost of sales from operations.

Gross Profit

Our gross profit for the three month periods ended October 31, 2010 and 2009 totaled $0 in each period.

Selling, General and Administrative Expenses

Selling, general and administrative Expenses decreased to $109 for the three months ended October 31, 2010, from $23,370 for the three months ended October 31, 2009. We are continuing to evaluate our staffing needs and other administrative expenses in order to determine how to operate and grow our business efficiently as we develop our new business model. During the three months ended October 31, 2010, we issued 125,000,000 shares of common stock valued at $125,000 for services provided by our consultants to develop our product.

Interest and Financing Expense

Interest expense of $133,248 and $86,763 represents estimated interest charges on judgments and claims against the Metro One for the three month periods ended October 31, 2010 and 2009, respectively. No new promissory notes were issued for the three months ended October 31, 2010.

Net loss

Our net loss of $348,357 for the three months ended October 31, 2010, compared to a net loss of $200,133 for the three months ended October 31, 2009, was attributable to a decrease in our administrative expenses.

Liquidity and Capital Resources

As of October 31, 2010, we had current assets of $0 and current liabilities of $10,297,677, resulting in a working capital deficit of $10,297,677.

For the three months ended October 31, 2010, cash provided by operations was $62,006, as compared to cash used in operations of $55,134 for the three months ended October 31, 2009. The increase in cash from operations is due to the appreciation in valuation of the Canadian dollar relative to the United States dollar during the three months ended October 31, 2010. As the Company's financial statements are reported in United States dollars, unpaid liabilities due in Canadian dollars have increased in value upon translation, which has increased accounts payable and has been primarily responsible for the foreign exchange loss reported in accumulated other comprehensive income. The increase in accounts payable is reported as providing cash from operations in the statement of cash flows.

For the three months ended October 31, 2010 and 2009, cash used in investing activities was $0.

For the three months ended October 31, 2010, cash provided by financing activities was $26,476 as compared to cash used in financing activities of $17,167 for the three months ended October 31, 2009. The primary source of financing for the three month period ended October 31, 2010 has been advances from a related party.

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

As of October 31, 2010, the balance due on the Amended and Restated Notes totaled $1,352,602, which includes an estimate for interest and legal fees. A judgment was received by Laurus Master Fund, Ltd., on September 17, 2009, against Metro One Developments, Inc. of $1,243,549.

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

We have, in the past, issued our common stock to employees and consultants to cover a portion of their compensation. As of December 17, 2010, the closing price of our common stock, as quoted on the Pink Sheets, was $0.0007. Due to the price of our common stock, we must issue a substantial number of shares to provide adequate compensation to employees and consultants. Due to our limited capital resources, we anticipate continuing to issue common stock to compensate employees and consultants. Our issuances of common stock will dilute the stockholders of our common stock and will likely cause our stock price to decline further. As a result, we determined that it would be in the best interests of our Company and our stockholders to implement a reverse split of our common stock in order to have sufficient stock to use for compensation purposes or to raise capital. Our previous reverse stock splits have resulted in a decline in our stock price and we believe our stock price will likely decline again, particularly if we have not yet implemented our new business model.

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


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the quarter ended October 31, 2010.


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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


On September 25, 2008, Laurus Master Fund, Ltd. filed a Complaint in the Supreme Court of the State of New York naming Metro One Development, Inc.
and another party as defendants, alleging a breach of contract and promissory estoppel and sought damages in the amount of $874,471. The claim relates to a $5,500,000 financing agreement we entered into with Laurus on July 14, 2005, as later amended. In its complaint, Laurus alleges that we are in breach of the security agreement by selling substantially all of the assets subject to their security interest and failing to direct all present and future payments constituting collateral into an account under Laurus' control. On September 17, 2009, Laurus Master Fund, Ltd. was awarded judgment against Metro One Developments, Inc. of $1,243,549. We have fully accrued this award plus estimated interest which totaled to $1,352,602 in our financial statements at October 31, 2010.

On October 6, 2008, Arrow Electronics, Inc. sent us and another company a formal demand for payment of $461,097 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $646,088 for the initial claim plus estimated interest as of October 31, 2010.

On July 15, 2008, EqualLogic Inc. filed a motion against us under our previous trade name of On the Go Healthcare, Inc. in the State of New Hampshire for $658,464 relating to product we purchased on January 18, 2008. The letter is addressed to a third party and under a previous trade name that we had been using before selling it to the third party. We have accrued $819,601 for the initial claim plus estimated interest as of October 31, 2010.

On July 31, 2008, Ingram Micro, Inc. sent us a formal demand for payment of $85,567 relating to product we purchased in the beginning of March 2008 and product purchased by another company. We have accrued $121,695 for the initial claim plus estimated interest as of October 31, 2010.

On August 7, 2008, Supercom Canada, Ltd. sent us a formal demand for payment of $37,771 relating to product we purchased in 2006. We have accrued $48,434 for the initial claim plus estimated interest as of October 31, 2010.

On August 7, 2008, Tech Data Canada Corporation sent us a formal demand for payment of $329,998 relating to product we purchased in the first nine months of the year ended July 31, 2008. We have accrued $423,159 for the initial claim plus estimated interest as of October 31, 2010.

On August 26, 2008, Isilon Systems Inc. filed a motion of default judgment in the State of Washington against us and another company for $192,834 relating to products we purchased on October 24, 2007 and December 20, 2007. We have accrued $283,988 for the initial claim plus estimated interest as of October 31, 2010.

On August 28, 2008, Synnex Canada Limited sent a formal demand for payment of $124,333 relating to products we purchased in March 2008. We have accrued $174,215 for the initial claim plus estimated interest as of October 31, 2010.

On September 3, 2008, Autodesk Inc. sent us a formal demand for payment of $54,776 relating to product we purchased in January 2008. The letter is addressed under our previous trade name of OTG Digital Media that we had used before selling it to a third party. We have accrued $70,246 for the initial claim plus estimated interest as of October 31, 2010.

On October 20, 2008, Silicon Graphics Limited filed a claim against us with the Ontario Superior Court of Justice for $189,134 relating to products we purchased November 20, 2006. We have accrued $261,098 for the initial claim plus estimated interest as of October 31, 2010.

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


ITEM 1A. RISK FACTORS

WE HAVE SIGNIFICANT DEBTS THAT WE HAVE BEEN UNABLE TO PAY, WHICH HAS RESULTED IN CLAIMS AND LITIGATION FILED AGAINST US.

At October 31, 2010, we had $10,297,677 of current liabilities, and we have no assets. We have had an ongoing inability to pay for our current obligations. We have received several demand letters for payment, and there have been several complaints filed against us in various courts. Our ongoing inability to pay our debts may affect our ability to secure debt financing in the future. Please see the Legal Proceedings section of this Annual Report for a further discussion of pending claims and litigation against us.

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

As of October 31, 2010 and December 17, 2010, we had 2 employees and 2 part time employees. We intend to expand our customer base. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will need to hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of October 31, 2010, we do not have any customers buying advertising in our installations. We may not be able to successfully attract customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

Other than as listed above, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2010.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of October 31, 2010, we are in default with respect to indebtedness described above including indebtedness to Laurus Master Fund, Ltd.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended October 31, 2010, we did not submit any matters to a vote of security holders.


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


                                             METRO ONE DEVELOPMENT, INC.



Dated: January 14, 2011                        By:/s/ Stuart Turk
                                             ----------------------------
                                             Stuart Turk, President, CEO
                                             Chairman and Director




Dated: January 14, 2011                        By:/s/ Evan Schwartzberg
                                             ----------------------------
                                             Evan Schwartzberg, Chief Financial
                                             and Principal Accounting Officer